Form 10QSB
period 1996-03-31
PANAX PHARMACEUTICAL CO LTD
filed 1996-05-10
CIK 929547

[DESCRIPTION]FORM 10-QSB FOR PERIOD ENDED MARCH 31, 1996

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1996


                         Commission File Number 0-14278

                        PANAX PHARMACEUTICAL COMPANY LTD.
             (Exact name of registrant as specified in its charter)


                   NEW YORK                                13-3754005
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)



                               425 Park Avenue
                             New York, NY 10022
                   (Address of principal executive office)


       Registrant's telephone number, including area code: (212) 319-8300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/     No  / /


================================================================================

PANAX PHARMACEUTICAL COMPANY LTD.

TABLE OF CONTENTS

                                                                        Page
PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS -- For March 31, 1996 (unaudited) and June 30, 1995        2

STATEMENT OF OPERATIONS (unaudited) -- For the Three and Nine Months
     Ended March 31, 1995 and March 31, 1996 and the Period from
     July 1, 1993 (Commencement of Operations) through March 31, 1996     3

STATEMENT OF CASH FLOWS (unaudited) -- For the Nine Months Ended
     March 31, 1995 and March 31, 1996 and the Period From
     July 1, 1993 (Commencement of Operations) through March 31,1996      4

PLAN OF OPERATIONS                                                        5

PART II - OTHER INFORMATION                                               7

SIGNATURES                                                                8

Part I - Financial Information
                         - 2 -

                              PANAX PHARMACEUTICAL COMPANY LTD.
                               (a development stage company)
                                      BALANCE SHEET


                                                                           March 31,1996         June 30, 1995 (1)

                                                                            ------------          ------------
ASSETS
  Current Assets
    Cash and cash equivalents                                                    $184,640            $458,534
    Certificate of deposit                                                              0             400,000
    Investments to be held on maturity                                          3,203,789           1,350,808
    Other current assets                                                           56,966               9,462
                                                                                ---------           ---------
      Total current assets                                                      3,445,395           2,218,804
                                                                                ---------           ---------

  Equipment
    Research equipment                                                            106,017              83,847
    Other equipment                                                                12,844
                                                                                ---------           ---------
                                                                                  118,861              83,847
  Less accumulated depreciation                                                    56,215              30,631
                                                                                ---------           ---------
                                                                                   62,646              53,216

  Other Assets
    Investments to be held to maturity                                                  0           2,035,669
    Organization costs                                                                623                 785
    Prepaid expenses and others                                                    36,591              14,524
                                                                                ---------           ---------
                                                                                   37,214           2,050,998

      TOTAL                                                                    $3,545,255          $4,322,998
                                                                               ==========          ==========

LIABILITIES
  Current liabilities
    Account payable and other accrued expenses                                 $   39,780          $   64,612
                                                                                ---------          ----------

  Management fees payable                                                         112,500             112,500
  Accrued salary - stockholder                                                     28,000              28,000

STOCKHOLDERS' EQUITY
Common stock, $0001 par value; authorized 10,000,000
  shares; outstanding 3,135,710 less tresury stock
  of 180,000 shares on March 31, 1996                                                  331                331
Additional paid-in capital                                                       5,443,025          5,243,025
Unamortized value of warrants                                                     (148,540)
Deficit accumulated during the development stage                                (1,929,841)        (1,125,470)
                                                                                -----------        -----------
     Total stockholder's equity                                                  3,364,975          4,117,886
                                                                                -----------        -----------
     TOTAL                                                                      $3,545,255         $4,322,998
                                                                                ===========        ===========

                              - 2 -
(1) unaudited

                               PANAX PHARMACEUTICAL COMPANY LTD.
                                 (a development stage company)
                                    STATEMENT OF OPERATIONS
                                        (unaudited)



                                  Three Months                Nine Months           Period from July 1, 1993
                                 Ended March 31              Ended March 31        (Commencement of Operations)
                              --------------------        --------------------        Through March 31, 1996
                                   1996        1995        1996          1995
                                  -------     -------     --------     --------   -----------------------------
Costs and Expenses:

  Research and Developnment       152,144      80,087      385,199      190,723     906,590

  General and administrative      198,018      75,757      621,946      157,094   1,230,598

  Write-off of debt discount                                             53,125      75,000

  Interest expense                  -           -            -             -          6,160
                                 --------    --------    ---------    ---------   ---------

                                  350,162     155,844    1,007,145      400,942   2,218,348
                                 --------    --------    ---------    ---------   ---------

Interest Income                    62,200       2,143      202,774        2,143     288,507
                                 --------    --------    ---------    ---------  ----------

Net Loss                        $ 287,962   $ 153,701    $ 804,371    $ 398,799  $1,929,841
                                 ========    =========   =========    =========  ==========


  Net loss per share                 $.09        $.05         $.25         $.17
                                   ======       ======      ======        =====
Weighted average number of common
 shares outstanding             3,163,732    2,954,998   3,262,692    2,333,830
                                 =========   =========   =========    =========

                 PANAX PHARMACEUTICAL COMPANY LTD.
                  (a development stage company)
                STATEMENT OF CASH FLOWS



                                                                                               Period from
                                                                                             July 1, 1993
                                                                                       (Commemcements of Operations)
                                                        Nine Months Ended March 31,              Through
                                                       ---------------------------        ---------------------
                                                         1996             1995                March 31, 1996
                                                       ---------       -----------           ----------------

Cash flows from operating activities:
 Net loss                                             $ (804,371)       $ (398,799)           $ (1,929,841)

 Adjustments to reconcile net loss to
    Depreciation and amortization                         25,746            15,585                  56,661
    Write-off of debt discount                                              53,125                  75,000
    Value of services paid by options & warrants          51,460                                   131,460
    (Increase)decrease in prepaid expenses
      and other assets                                   (69,571)           19,267                 (93,557)
    Increase (decrease) in account payable
      and accrued expenses                               (24,832)           (7,577)                 67,780
    Expenses paid by affiliate                                             (12,282)                 96,682
    Increase in management fees payable                                                            112,500
                                                        ---------        ----------             -----------
       Net cash (used in) operation activities          (821,568)         (330,681)             (1,483,315)
                                                        ---------        ----------             -----------
 CASH FLOW FROM INVESTING ACTIVITIES
  Net sales (purchases) of investments                   582,688        (3,717,738)             (3,203,789)
  Acquisition of equipment                               (35,014)          (30,675)               (118,861)
  Organization costs                                                                                (1,069)
       Net cash (used in) investing activities           547,674        (3,748,413)             (3,323,719)
                                                       ----------      ------------             -----------
 CASH FLOW FROM FINANCING ACTIVITIES
   Issuance of common stock - net of expenses                            4,989,382               4,991,674
   Proceeds form note payable - affiliates                                                          14,000
   Proceeds from notes payable - stockholders                               41,800                  96,300
   Proceed from notes payable - other                                      212,500                 300,000
   Repayment of notes payable - stockholders
     and other                                                            (410,300)               (410,300)
                                                       ----------      ------------            ------------
      Net cash provided bu financial activities                          4,833,382               4,991,674
                                                       ----------      ------------            ------------
 NET INCREASE (DECREASE)IN CASH AND CASH
      EQUIVALENTS                                       (273,894)          754,288                 184,640

 Cash and cash equivalents - beginning of period         458,534            23,258                   - 0 -

 CASH AND CASH EQUIVALENTS - END OF PERIOD            $  184,640        $  777,546              $  184,640
                                                       =========         =========               =========

PLAN OF OPERATIONS
- - ------------------


     Panax Pharmaceutical Company Ltd. ("the Company") is primarily engaged in the discovery and development of new pharmaceutical compounds identified in and isolated from plants. The Company takes the ethnobotanical approach to the study of plants which is supplemented by medical science and natural product chemistry. Many of the plants targeted by the Company are indigenous to Russia and other States of the Commonwealth of Independent States.

     The Company conducts most of its research activities in Russia, under its long-term agreement with the Komarov Botanical Institute and arrangements with laboratories at a number of leading Russian pharmacological and medical research institutions which helps the Company to maintain its current comparatively low level of operating expenditures. As of March 31, 1996, the Company collected and catalogued approximately 850 species of plants and fungi and accumulated a library of pure compounds which consists of approximately 150 molecules, some of which appear to have novel structures and/or previously unknown pharmacological activity. The Company's testing program has focused on selected targets in the following therapeutic areas: anti-fungal, anti-bacterial, anti-viral, immune system stimulation and suppression, anti-cancer, and the central nervous system (CNS).

     The Company incurred a loss of $287,962 and $804,371 for the three and nine months ended March 31, 1996. The Company expects to incur additional losses in the foreseeable future. The per share loss was $0.05 and $0.09 for the three month periods ending March 31, 1995 and 1996, respectively, and $0.17 and $0.25 for the nine month periods ending March 31, 1995 and 1996, respectively. The increase in the weighted average shares outstanding has been caused by the issuance in January 1995, of 1,265,710 shares in connection with the Company's initial public offering and repayment of a loan and the exercise in April 1995 of a stock option for 50,000 shares. The decrease in the current fiscal year is the result of the return of 180,000 shares in December 1995 and January 1996 which are being held in treasury.

     The Company had no revenues for the three and nine months ended March 31, 1996 other than interest income. The Company had interest income of $62,200 and $202,774 for the three and nine months ended March 31, 1996 and $288,507 for the period from inception through March 31, 1996. Interest has been earned on the proceeds of the Company's initial public offering of stock and warrants in January 1995.

     Research and development expenses amounted to $80,087 and $152,144 for the three months ended March 31, 1995 and March 31, 1996, respectively, and $190,723 and $385,199 for the nine months ended March 31, 1995 and March 31, 1996, respectively. The increase was attributable to the expansion of operations following the completion of the initial public offering, including the collection of plant material, screening and building up of a synthetic chemistry group. The level of the Company's research and development expenses is expected to increase partially as a result of the expansion of the staff, principally through the employment in April 1996 of Dr. Robert Krell as Senior Vice President of Research and Development, and with increased activities in plant collection, chemical fractionation, screening and synthesis of chemical analogs.

     Dr. Krell brings to Panax a total of twenty-three years experience in the U.S. pharmaceutical industry. Prior to joining Panax, Dr. Krell served as Vice President and General Manager of Biofor, Inc. and prior to Biofor, Dr. Krell spent thirteen years at Zeneca Pharmaceuticals, Inc. Dr. Krell has been responsible for programs in the antifungal and elastase inhibitor areas, has placed numerous compounds in the development process and coordinated Phase I through Phase III clinical trials.

     Panax expects to further expand preclinical studies for toxicity and efficacy in the following therapeutic areas: anti-fungal, anti-viral, anti-bacterial and immune system stimulation. In April 1996, the Company commenced animal studies on a class of novel anti-fungal compounds. Several novel anti-viral compounds are currently being evaluated by investigators in Europe and the United States for activity against Cytomegalovirus (CMV), HIV and other viruses.

     The performance of research and development primarily by a Russian based scientific staff of approximately 20 qualified individuals has resulted in substantial savings for the Company when compared with the amounts which would be required if performed in the United States.

     The Company plans to expand its discovery and early development efforts through license or acquisition of targeted biologically active compounds and is currently in discussions for this purpose with certain universities and pharmaceutical companies. When a compound has been developed to a suitable stage, it is the Company's intention to seek to enter into agreements with pharmaceutical or biotechnology companies for marketing and sales, clinical development and/or manufacturing.

     General and administrative expenses amounted to $75,757 and $198,018 for the three months ended March 31, 1995 and March 31, 1996, respectively, and $157,094 and $621,946 for the nine months ended March 31, 1995 and March 31, 1996, respectively. The increase was attributable to the hiring in June 1995 of Dr. Taffy Williams, President and Chief Executive Officer of the Company, the establishment of new administrative offices and associated legal and consulting expenses (including the amortization of the value assigned to a warrant issued to a financial advisor). The Company does not anticipate a material increase in its current level of general and administrative expenses through the remainder of the fiscal year from the level for the three months ended March 31, 1996.

     Cash and investments totaled $3,388,429 as of March 31, 1996. The Company estimates that the cost of operations for the year ending June 30, 1996 will be approximately $1,600,000, of which approximately $1,000,000 will be expended for research and development. Included in research and development is $100,000 representing a portion of the salary and related expenses for the Company's Chief Executive Officer who was hired in June 1995 and who has devoted and is expected to devote over 50% of his time in the planning and supervision of the research and development activities.

                   PART II -- OTHER INFORMATION

Item 4 -- OTHER INFORMATION

     In February 1996, Dr. Rudolf Kamelin, Vice President, Ethnobotany, resigned as an employee of the Company. Pursuant to the Amended Employment Agreement originally entered into by Dr. Kamelin and the Company in June 1993, Dr. Kamelin has returned 150,000 shares of common stock to the Company which is being held in treasury.

Item 5 -- EXHIBITS AND REPORTS ON FORM 8-K

      None

Signatures
- - ----------

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PANAX PHARMACEUTICAL COMPANY LTD.


                                      /s/ Taffy J. Williams, Ph.D.
                                      -----------------------------------------
                                      Taffy J. Williams, President and
                                      and Chief Executive Officer



                                      /s/ Norman Eisner, Vice President
                                      ----------------------------------------
                                      Norman Eisner, Vice President, Treasurer
                                      and Chief Financial Officer

Date:  May 10, 1996
                         - 8 -