Form 10KSB
period 1996-06-30
PANAX PHARMACEUTICAL CO LTD
filed 1996-10-01
CIK 929547

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-KSB
                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)

               For the fiscal year ended June 30, 1996
                     Commission File No. 0-24972

                  PANAX PHARMACEUTICAL COMPANY LTD.
        (Exact name of small business issuer in its charter)

                  New York                      13-3754005
       (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)     Identification No.)

       425 Park Avenue  - 27th Floor, New York, N.Y.       10022
          (Address of principal offices)               (Zip Code)

Registrant's telephone number, including Area Code: (212) 319-8300 Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:
             Common Stock, par value $ .0001 per share
                  Common Stock Purchase Warrants
                          Title of Class

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period commencing July 1, 1995, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [ X ]          No    [   ]

Number of shares outstanding of Registrant's Common Stock, as of September 17, 1996: 3,135,710 shares.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Confirm

The Registrant's revenues for the year ended June 30, 1996 were $239,022.

Aggregate market value of voting stock held by non-affiliates of Registrant (deemed by Registrant for this purpose to be the Officers and Directors and those persons known to Registrant to beneficially own, exclusive of shares subject to outstanding options, less than 5% of the outstanding shares of Registrant's Common Stock) computed by reference to the closing sales price as reported on the NASDAQ on September 17, 1996: $1,800,000.

Documents incorporated by reference: None.

                              PART I

ITEM 1.  Business

Summary and Background

     For thousands of years, plants have been a plentiful source of medicine. In 1673 the Society of Apothecaries in England founded a botanical garden in London as a resource for medicines. Morphine, for example, was isolated as a pure chemical from poppies in the early nineteenth century. Surveys indicate that more than 10,000 species of higher plants have been used by humans medi-cinally to achieve a physiological benefit. Approximately 25% of all prescription drugs used in the United States have origins in 40 plant species. Drugs such as aspirin, ephedrine, digitalis glycosides and taxol were discovered from plants found in temperate regions of the world.

     Panax Pharmaceutical Company Ltd. ("Panax" or the "Company") believes that of the approximately 250,000 known plant species, a very limited number have been examined for their medical or therapeutic properties. The Company was organized in May 1993 to focus on the development of new pharmaceutical compounds identified in and isolated from plants. Plants are targeted by the Company based on ethnobotanical information -- oral and recorded history of the use of plants by native peoples to cure diseases. The ethnobotanical approach is supplemented by medical science and natural product chemistry. The discovery process is initially directed at the rich flora regions (temperate zones) of the territory currently comprising the Commonwealth of Independent States (the "C.I.S."), particularly Russia, Kazakhstan, Kyrgistan and Armenia.

     The Company has entered into a long-term exclusive agreement with the
250 year old Komarov Botanical Institute of the Russian Academy of Sciences (the "Komarov Institute") to make use of the Komarov Institute's laboratories, herbarium and other facilities to collect plants, prepare extracts, screen and fractionate plant extracts and identify and purify chemical compounds. The Komarov Institute is the leading botanical institute in Russia and the publisher of the eight-volume encyclopedia "Medicinal Plant Resources of the
Soviet Union."   Pharmacological screening of plant extracts and isolated
molecules is conducted under contract with various medical and pharmaceutical institutions in St. Petersburg, Russia, in the United States currently under agreements with the National Institutes of Health, as well as various universities in the USA, and in Europe, which provides a low cost method of obtaining data.

     The Company's testing program has focused on selected targets in the following therapeutic areas: anti-fungal, anti-bacterial, anti-viral, immune system modulation, anti-cancer, and the central nervous system. Based on results from primary screens and in some cases, dose-response tests, several of the Company's extracts and isolated compounds are undergoing or will undergo further investigation. Currently, the Company has a compound in each of the anti-fungal, anti-bacterial and immune stimulation areas undergoing preclinical testing for toxicity and efficacy.

     The Company is led by Dr. Armen Takhtajan, the Chairman of the Board, and Dr. Taffy J. Williams, President and Chief Executive Officer. Dr. Takhtajan is a world-renowned Russian ethnobotanist and former Director of the Komarov Institute. Dr. Williams, who joined the Company in June 1995, was formerly vice-president of research of Magainin Pharmaceuticals, Inc. where he directed research on new classes of pharmacological agents. In addition, the Company employs Russian and American ethnobotanists, phytochemists, chemists, pharmacologists and medical doctors, 17 of whom hold Ph.D.'s in a scientific discipline and three of whom are also medical doctors. The Company believes that it has assembled a highly qualified scientific team with a considerable amount of relevant ethnobotanical knowledge and access to the vast and diverse plant resources of Russia and other States of the C.I.S. This qualified scientific team along with the long-term agreements with the Russian botanical, medical and pharmacological institutions, place the Company in a unique position for the development of pharmaceutical products from medicinal plants in the C.I.S. In addition, its ethnobotanical approach to plant collection enables Panax to efficiently discover active compounds and operate at a materially lower cost basis than those arising from the mass screening typically employed by major pharmaceutical companies.

     The Company will perform preclinical testing on compounds which exhibit the greatest commercial potential, and intends to conduct clinical testing, manufacturing and marketing of any drugs derived from these compounds through collaborative arrangements with an appropriate pharmaceutical or biotechnology company, if available.

Operations

     Plant Collection and Extraction

     As of September 15, 1996, the Company had collected and catalogued approximately 1,125 species of higher plants and fungi with a history of medicinal use in the targeted regions of Russia (the Lake Baikal and Altai regions of Siberia, the Ural mountains, the Caucasus, the Russian Far East region and the Chukotka Peninsula), Kazakhstan, Kyrgistan and Armenia, and recently in Vietnam. An additional 350 plant species are expected to be delivered to the Komarov before the end of 1996 by the Company's botanists. The Company has numerous expeditions planned in the C.I.S. in the coming year. Extraction of plant samples is conducted at the Phytochemical Laboratory of the Komarov Institute.

     Screening

The Company has focused its screening efforts on selected targets in the following therapeutic areas:

     anti-fungal (Candida albicans)
     anti-viral (HIV and CMV)
     anti-bacterial (resistant strains)
     immune stimulation (interferon induction) anti-cancer (resistant cell lines) central nervous system (non-narcotic sleep induction and analgesia)

     The screening is conducted at laboratories engaged on a contract basis at the Institute of Antibiotics and Enzymes, the Institute of Experimental Medicine and the Pasteur Institute of Viral Infections, all in St. Petersburg, Russia. In the United States, screening is conducted by the National Cancer Institute ("NCI") for anti-cancer and anti-HIV activity. Screening is also being conducted at the University of Kansas and at the Mycology Center, Department of Dermatology, University Hospitals of Cleveland, Case Western Reserve University School of Medicine.

     As of September 15, 1996, the Company had screened 800 plant species. Based on results of primary screens and in some cases, dose-response tests, a number of the Company's extracts and isolated compounds are or will be subjected to further investigation including pre-clinical testing. The NCI, as of the same date had screened 70 of the Company's extracts and 12 pure compounds of which seven extracts showed high levels of anti-cancer activity. Two of these extracts were tested in dose-response screens and were active in a number of cell lines which shows a certain degree of selectivity. Eight of the Company's extracts have shown activity in the anti-HIV screening. Screening conducted by the National Institute of Mental Health ("NIMH") showed sleep inducing activity for one of the Company's plant extracts evaluated in animal models.

     Isolation of Active Agents and Structure Modification by Combinatorial Chemistry

     Chemical separation is conducted at the Laboratory of Analytical Phytochemistry of the Komarov Institute by a group of chemists with high pressure liquid chromatography (HPLC) and other equipment owned by the Company. In addition, chromatographic and spectroscopic equipment is used under subcontracts with various universities and research companies. In 1996, the Company hired an additional group of organic chemists who joined the Laboratory of Natural Product Chemistry at the Komarov Institute. The group, utilizing combinatorial chemistry, is engaged in structure modification of isolated natural compounds for the purpose of obtaining novel patentable structures as well as increasing therapeutic efficacy of isolated compounds.

     The Company has identified numerous compounds, some of which have novel chemical structures and/or novel (previously undiscovered) pharmacological activity. A number of the Company's extracts and partially purified compounds have shown promising levels of activity in the following therapeutic areas:

     anti-fungal (active against Candida albicans) anti-viral (active against CMV, HIV, Herpes simplex and Influenza) anti-bacterial (active against methicillin resistant strains) immune system stimulation (interferon induction) anti-cancer central nervous system (active for non-narcotic sleep induction)

       Currently, four compounds are undergoing preclinical testing for toxicity and efficacy in the following anti-fungal, anti-bacterial and immune stimulation areas. The testing is conducted under arrangements with research organizations in the United States.

     Collaborative Relationships

     The Company has an agreement with the NCI for the screening of the Company's extracts for anti-cancer and anti-HIV activity pursuant to which the NCI will screen up to 100 of the Company's extracts per year. The National Institute of Allergy and Infectious Diseases ("NIAID") has agreed to screen up to ten extracts per year in the anti-viral area.

     The Company has an agreement with the University of Kansas with which Dr. Lester Mitscher, a consultant to the Company and member of the Company's Scientific Advisory Board ("SAB") is affiliated, for the synthesis of analogs of naturally derived compounds provided by Panax and by the University.
Under an agreement with Case Western Reserve University, with which Dr. Mahmoud Ghannoum, a consultant to the Company and member of the Company's
SAB is affiliated, the University will conduct screening of extracts provided by Panax and perform secondary evaluations of compounds with potential anti-fungal activity. Anti-viral screening of selected compounds has been conducted under arrangements with the Department of Biologic and Material Sciences at the University of Michigan, Ann Arbor, and the Rega Institute, Katholieke Universiteit Leuven in Belgium. The Company will seek to enter into agreements with other universities as well as with pharmaceutical companies for joint research and development of the Company's biologically active compounds.

     The Company also has been actively seeking licensing or acquisition opportunities for compounds in the clinical stage of development or platform technologies from academic, governmental or industry sources. If the Company is successful in this effort, the Company will likely require and seek additional capital in order to fund the research and development activities. No assurance can be given that the Company will be successful in attracting such opportunities or in obtaining the required funding.

Marketing

     The Company currently has no marketing or sales staff and will seek alliances or collaborative arrangements with pharmaceutical companies for all or some of the products it may develop in order to utilize the marketing staffs and experience of those companies in distribution of such products over a broad-based market. No assurance can be given that any such collaborative arrangements can be concluded.

Patents and Proprietary Rights

     The Company intends to file patents on those products it successfully develops. There can be no assurance that any of its patent applications will be upheld or that a patent if issued, would afford protection from material infringement. Other entities may develop competitive products which do not infringe on the Company's patents. Because of the substantial length of time and expense associated with bringing new products through development and to the marketplace, it is of considerable importance to obtain patent and trade secret protection for new technologies, products and processes.

     In addition to patents, the Company relies on trade secrets and proprietary know-how to protect its proprietary information. The Company has and will enter confidentiality agreements with employees, consultants and other parties including the Company's scientific advisors. The Company requires all individuals who are engaged on projects of the Company to execute confidentiality agreements before it provide sensitive or proprietary information. There can be no assurance that these confidentiality agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to, or independently developed by, competitors.

     Lately there has been extensive litigation regarding patents and other intellectual property rights generally. Although patent and intellectual property disputes have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain a license under another party's dominating patents could prevent the Company from developing and selling its product, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Raw Materials Supply

      The Company will seek to limit its development efforts to compounds with a potentially large market which can be economically synthesized or for which a large supply of plant materials is available. If it becomes commercially advantageous and technically feasible to synthesize a selected plant compound, the Company intends to employ large-scale chemical synthesis to obtain a sufficient supply of the compound to satisfy its commercial requirements. The ability of the Company to synthesize any compound will be affected by location, seasonality and weather. There can be no assurance, however, that the Company will be successful in synthesizing any of its products. To the extent that any product it develops cannot be synthesized, the Company will be required to obtain the supply of plant materials it will need from the regions in which they are grown. To secure such supply, it will attempt to enter into long-term supply agreements with local plant growers.

     The Company will seek to provide or develop information for, and to work with, the suppliers to improve harvesting techniques and to develop a model of sustainable production. No assurance can be given of continual sources of supply of required materials or that reasonable arrangements can be made for their supply. Supply risks include unexpected changes in regulatory requirements, exchange rates, tariffs and barriers, difficulties in coordinating and managing foreign operations, potentially adverse tax conse-quences and disruptions in the political and economic stability of Russia and the other regions in which the Company's source plants are grown. Interruptions in supply or material increases in the cost of the supply could have a material adverse effect on the Company's financial condition and results of operations. In addition, forest and certain irreplaceable plant resources included therein, are currently threatened with destruction. In the event portions of the forests which contain the source material from which the Company's future products are derived are destroyed, such destruction could have a material adverse effect on the Company's operations and its financial condition.

Competition

     Competition in the pharmaceutical industry in general and in the development of new pharmaceutical products in particular is extremely intense. Among the principal factors upon which such competition is based are scientific and technical staffs, research and testing facilities, marketing, distribution, price, therapeutic efficacy, side effect profile, effective use, safety, physician expense and patient compliance. There are many treatments for infectious diseases and many under development, including those derived from natural sources. To the extent any of the outstanding therapeutics or those under development are directed towards the disease indications on which the Company has focused, they represent significant competition. In the absence of a collaborative arrangement with a substantial pharmaceutical company, the Company will also have a competitive disadvantage with respect to many pharmaceutical companies which have significantly greater research and development capabilities as well as greater marketing, financial and human resources than the Company. Most of its competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals of such products.

     There can be no assurance that the Company's products or technologies will not be rendered obsolete or non-competitive as a result of developments by other pharmaceutical companies or that the Company will be able to keep pace with such developments or that the Company's proprietary protection will prove effective. Many of the competitors have developed or are in the process of developing technologies that are, or in future may be, the basis for competitive products, including those with an entirely different approach or means to accomplish the desired therapeutic product the Company anticipates developing. The competing products may prove to be more effective and less costly than the products the Company has targeted for development.

Environmental Regulations

     In connection with its research and development activities and its manufacturing of materials for clinical trials conducted in Russia, the Company is currently subject to laws and standards prescribed by the Russian government. The Company is subject to United States federal, state and local laws, rules regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes with respect to its activities in the United States. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health safety regulations. The Company's research and development involves or will involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. While the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by Russia and will comply with those prescribed by local, state and federal regulations in the United States, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Product Liability

     In the development and sale of products, the Company will face risks of exposure to product liability claims based on allegations that the use or investigation of the product resulted in injury. To reduce such risk, the Company, after development of a product, will seek to obtain insurance coverage against claims that may be asserted. No assurance can be given that such coverage can be successfully obtained or that it will prove to be adequate.

Employees and Facilities

     As of September 15, 1996, the Company had thirty-six full and part-time employees. Twenty-six are engaged in research and development, including seventeen who hold Ph.D.'s in scientific disciplines, three of whom are also medical doctors. Nineteen members of the scientific team and one administrative individual, are also employees of or affiliates of the Komarov Institute, St. Petersburg State University or the Institute of Experimental Medicine, but devote a material portion of their time to the Company's operations. For the months of July and August the Company employs additional botanists to participate in plant collections. The efforts of the Company's employees are supplemented by a group of eight scientific consultants, some of whom are members of the Company's Scientific Advisory Board and two business consultants.

     The Company, on July 27, 1995 moved its executive and administrative offices to 425 Park Avenue, 27th Floor, New York, New York, which it occupies pursuant to a sublease which expires in April, 2000.

     Under an agreement, originally dated in July 1993 and amended in March 1994, with the Komarov Institute with which Drs. Takhtajan and Shavarda, officers and directors of the Company, are affiliated, the Institute has agreed to make available for a ten year period to the Company for the cataloguing, identification and research of medicinal plants the Institute's chemical laboratory and other laboratory facilities, herbarium, conservatory and library and approximately 4,700 square feet of its space for Company offices, and to permit the Company to employ on a part-time basis (ranging from 25% to 50%), subject to the prior approval of the Institute, those Institute employees selected by the Company. Under the agreement, the Company issued at $.0005 per share in July 1993, 100,000 shares of its Common Stock and pays the Institute a fee at the annual rate of $12,000, which increased to $18,000 in March 1994 to compensate for the cost of providing the services of its employees. For the year ended June 30, 1996, the fee amounted to $18,000.

     Some plant testing is also performed under contractual arrangements at independent laboratories in Russia and in the United States.

Scientific Advisory Board

     The Company has a Scientific Advisory Board to advise the Company with respect to selection of plant extracts, the prioritization of plant candidates for chemical fractionation and screening as well as the scientific and business merits of certain opportunities for licensing or acquisition of compounds which are clinical candidates or platform technologies. The SAB constitutes an interdisciplinary group of ethnobotanists, phytochemists, pharmacologists and medical doctors. The members were selected based on excellence in their fields, unique expertise in product development and ability to contribute to the Company's research and development process. The Board members currently are:

     Paul Actor, Ph.D., is a Research Professor in microbiology and immunology at Temple University School of Medicine. Prior to starting his own consulting firm, Dr. Actor had been employed by Smith Kline Beecham in various positions including Director of Microbiology, Director of Natural Products Pharmacology, Director of Strategic Planning and Technology Evaluation and Director of Compound and Technology Acquisitions.

     Dr. Actor has gained worldwide recognition for his discovery of numerous anti-infective products. He has served on editorial boards of several journals and holds elected office in local and national societies. He has more than 100 patents and publications and is a Fellow of the Infectious Diseases Society of America and the American Academy of Microbiology.

     Edward Bradley, M.D., who earned his M.D. degree from Harvard
Medical School, is Senior Vice President of Clinical Development for the Sanofi Research Division, responsible for the direction of research and development for all therapeutic areas. He also serves as Chief Medical Officer of the U.S. subsidiary of Sanofi Winthrop, Inc. Prior to joining Sanofi, he served as Senior Vice President, Portfolio Management, Sterling Winthrop Pharmaceuticals Research Division, and Vice President of Clinical Research and Development with Cetus Corporation.

     Dr. Bradley is a member of the American Association of Cancer Research, American Society of Clinical Oncology, American Society for Clinical Pharmacology and Therapeutics, and the Society for Biological Therapy, and serves on the editorial boards of the Journal of Investigational New Drugs and the Journal of Immunotherapy. He has also served on the Board of Directors of the Society for Biological Therapy, is a Diplomat of the American Board of Internal Medicine with a subspecialty certification in oncology and is the author of over fifty scientific publications in the area of clinical biology and tumor immunology.

     Mahmoud A. Ghannoum, Ph.D., is Director of the Mycology Reference Laboratory, Department of Dermatology, University Hospitals of Cleveland, Case Western Reserve University School of Medicine and a Scientific Director at the University Center for Medical Mycology. He had been an adjunct Professor of

Medicine at the Division of Infectious Diseases, at Harbor UCLA and UCLA School of Medicine. Before coming to the United States he had been a Professor of Microbial Physiology at the Department of Botany and Microbiology at Kuwait University.

     Dr. Ghannoum has written more than 120 papers, review articles, abstracts and book chapters on various aspects of microbiology and the study of anti-fungal agents in particular. He is a member of several American and International professional societies including American Society for Microbiology, International Society of Human and Animal Mycology and Fellow of the Infectious Diseases Society of America. Dr. Ghannoum reviews articles for a number of prestigious journals such as Infection and Immunity, Antimicrobial Agents and Chemotherapy and the Journal of General Microbiology.

     Morton E. Goldberg D.Sc., recently retired as Clinical Professor of Pharmacology and Experimental Therapeutics in the Department of Pharmacology at the University of Pennsylvania School of Medicine where he served as a liaison in development of collaborative research programs between faculty and the pharmaceutical and biotechnology industries.

     Dr. Goldberg spent over 33 years in the pharmaceutical industry with increasing levels of responsibility. He retired in 1991 from ICI Pharmaceuticals (now Zeneca) where he was Vice-President of Research, Development and Regulatory Affairs. Previously, he was Vice-President for Drug Discovery at ICI after having been Director of Pharmacology at the Squibb Institute for Medical Research and prior thereto, Director of Pharmacodynamics at the Warner Lambert Research Institute.

     Dr. Goldberg has lectured on strategic analysis and portfolio management for the pharmaceutical industry. He is a consultant to the pharmaceutical and biotechnology industry and a member of either the Board of Directors or the Scientific Advisory Board of several emerging companies as well as a consultant to two venture capital groups. He is also a member of the Extramural Science Advisory Board of the National Institute for Drug Abuse
(NIDA).

     Leonard S. Jacob, M.D., Ph.D., was employed from 1990 to 1996 as Executive Vice President and Chief Operating Officer of Magainin
Pharmaceuticals, Inc., where he had responsibility for setting the company's technical, operational and financing strategies.

     From 1980 to 1989, Dr. Jacob was a research executive at Smith Kline & French Labs, Inc., serving as worldwide Vice President of Clinical Research and Development and as a member of SmithKline Beecham's Corporate Management Committee. Dr. Jacob currently serves as a director of the Medical College of Pennsylvania and Hahnemann University and is on the executive board of the Muscular Dystrophy Association of Southeastern Pennsylvania. Dr. Jacob is the author of four medical textbooks and 60 scientific articles and is an elected member of the National Honor Medical Society (Alpha Omega Alpha).

     Lester Mitscher, Ph.D., is a Kansas University Distinguished Professor of Medicinal Chemistry and also Research Professor at the Victorian College of

Pharmacy in Australia. Dr. Mitscher is widely known for his work in the area of medicinal chemistry, combinatorial chemistry, pharmacology and microbiology. He is the author of more than 200 research publications, five books, and two dozen patents. He serves on the editorial board of several journals and is editor in chief of Medicinal Research Reviews. Dr. Mitscher is an industrial and governmental consultant, and the winner of the ACS Smissman Award, the American Pharmaceutical Associations Research Achievement Prize, and the American Association of Colleges of Pharmacy's Ernst Volwieler Award.

     Alexander Scriabine, M.D., is currently a consultant to several pharmaceutical and biotechnology companies and a lecturer on pharmacology at Yale University School of Medicine. He had been Director of the Institute for Preclinical Pharmacology, Miles, Inc., now Bayer. For more than ten years Dr. Scriabine was affiliated in various capacities with Merck & Co., last as Executive Director of Pharmacology where he participated in the development of a number of drugs which are currently on the market. Prior to that he worked for Pfizer, Inc.

     Dr. Scriabine has more than two hundred publications in scientific journals and book chapters in the areas of cardiovascular and central nervous system pharmacology. He wrote or edited 14 books on drug discovery and development. Dr. Scriabine is a member of numerous scientific societies including American Heart Association, American Society for Clinical Pharmacology, American Society for Pharmacology and Experimental Therapeutics and International Society for Heart Research, and is serving on the editorial boards of several major pharmacological journals.

     Dennis Stevenson, Ph.D., is currently Curator and Administrator of the Harding and Lieberman Laboratories at the New York Botanical Garden. Prior to that he had been Honorary Curator of the New York Botanical Garden. He has held positions as Professor of Botany and Professor of Biology at CUNY, Universita di Napoli, Italy, Cornell University and New York University. Dr. Stevenson has written more than 100 papers, abstracts, and books on the taxonomy of certain plant families. He is a member of editorial board of several botanical journals, and several prestigious American and international professional societies, such as Botanical Society of America, Linnean Society of London and International Association for Plant Taxonomy. He has participated in numerous field expeditions in various parts of the world including West Indies, Central and South America and Australia.

     The SAB members are compensated by the Company in the form of monthly retainers or, in some cases, per diem fees based on services.

ITEM 2.  Description of Property.

     The Company s executive and administrative offices at 425 Park Avenue, 27th Floor, New York, New York 10022 are held under a sublease which expires on April 29, 2000. See Item 12 "Certain Relationships and Related Transactions" for information concerning a cost-sharing agreement between the Company and affiliates of certain officers and directors of the Company regarding the sharing of space and facilities at the offices.

ITEM 3.  Legal Proceedings.

     There are no material legal proceedings currently pending against the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holder

     Not applicable

                             PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

      (a) The following table sets forth by fiscal quarter the range on the Nasdaq SmallCap Stock Market of high and low closing bid prices of (i) the Company's Units, each comprising one share of Common Stock and one Common Stock Purchase Warrant, for the period from January 17, 1995 to June 30, 1996, and (ii) the Common Stock and the Warrants for the period from May 31, 1995 (the first date that the Common Stock and Warrants traded separately from the Units) to September 17, 1996.

     Period                                Low                  High
     Units
     1/17/95 - 3/31/95                   $3.625               $23.00
     4/1/95 - 6/30/95                     1.00                  8.125
     7/1/95 - 9/30/95                     1.19                  2.94
     10/1/95 - 12/31/95                   1.63                  5.13
     1/1/96 - 3/31/96                      .91                  2.50
     4/1/96 - 6/30/96                      .72                  2.00
     7/1/96 - 9/17/96                      .8125                 .9375

     Common Stock
     5/31/95 - 6/30/95                    0.875                $1.875
     7/1/95 - 9/30/95                      .88                  2.00
     10/1/95 - 12/31/95                   1.13                  3.63
     1/1/96 - 3/31/96                      .88                  1.94
     4/1/96 - 6/30/96                      .72                  1.63
     7/1/96 - 9/17/96                      .50                   .875

     Warrants
     5/31/95 - 6/30/95                    0.25                 $0.8125
     7/1/95 - 9/30/95                      .25                  1.25
     10/1/95 - 12/3/95                     .63                  1.88
     1/1/96 - 3/31/96                      .13                  1.13
     4/1/96 - 6/30/96                      .16                   .25
     7/1/96 - 9/17/96                      .125                  .15625

    (b) There were approximately 122 record holders of Common Stock and 32 record holders of Warrants as of September 17, 1996.

    (c) No dividends have been paid on the Common Stock since the Company's incorporation. The Company is not subject to any agreements that limit its ability to pay dividends.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operations

    The Company completed its initial public sale in February 1995 of its shares of Common Stock and Common Stock Purchase Warrants, offered in Units of one share and one Warrant. The net proceeds were $4,985,674 after underwriting discounts and offering expenses. The Company repaid outstanding loans in the aggregate amount of $358,806, including interest of $14,806 from the offering proceeds. The Company has invested the net proceeds in high grade interest bearing deposit accounts, certificates of deposits and U.S. Treasury notes and bills. The interest derived from these investments amounted to $85,733 for the year ended June 30, 1995 ("Fiscal 1995") and $239,022 for the year ended June 30, 1996 ("Fiscal 1996"). Research and development expenditures for Fiscal 1995 and Fiscal 1996 were $391,712 and $644,051, respectively. The general and administrative expenses for Fiscal 1995 were $433,763 which included $80,000 which was the value of an option issued in consideration for consulting services and fees of $42,000 paid pursuant to the Management Services Agreement. Such expenses for Fiscal 1996 were $811,901, including approximately $79,000 representing the amortized value of options and warrants issued to consultants and a financial advisor and the management service fee of $100,000.

    The Company expanded its executive and administrative offices on July
27, 1995 through a move to a larger suite in New York City under a long term sublease which provides for an annual rent of $195,300 plus certain maintenance costs, insurance and taxes. The Company has a cost-sharing agreement with certain affiliates of certain officers which obligates them to reimburse the Company for approximately 60% of the rental. Rental expense for Fiscal 1996 on the New York administrative office was $66,000 after reimbursement by affiliates.

    The Company estimates that the cost of its operations for the year ending June 30, 1997 ("Fiscal 1997") will be approximately $1,900,000, of which approximately $1,000,000 will be expended for research and development. The Company's operations for Fiscal 1997 will consist of collecting plant material in Russia and other states of the C.I.S. , as well as in other countries, further screening of plant extracts, chemical fractionation and isolation of biologically active compounds, synthesis of chemical analogs and secondary evaluation of active molecules including early preclinical testing. The Company plans to focus its research efforts in the following therapeutic areas: anti-fungal, anti-bacterial, immune stimulation and suppression, central nervous system and anti-cancer. Panax will continue preclinical work currently ongoing for toxicity and efficacy in the therapeutic areas of anti-fungal and anti-bacterial.

    The Company will conduct research activities in Russia under the long-term agreement with the Komarov Institute and arrangements with laboratories at leading Russian pharmacological and medical research institutions which will help the Company to maintain its current comparatively low level of operating expenditures.

    Panax will also perform primary screening and secondary evaluation of its active agents in the United States under agreements with governmental institutions and university laboratories. It will continue its collaborative relationships with the National Institute of Health, as well as with the University of Kansas for structure modification of selected compounds utilizing combinatorial chemistry, and with Case Western Reserve University to perform expanded preclinical studies on compounds with anti-fungal activity.

    The Company will seek to enter into agreements with other universities as well as with pharmaceutical companies for joint research and development of the Company's biologically active compounds. The Company also has been actively seeking licensing or acquisition opportunities for compounds in the clinical stage of development or platform technologies from academic, governmental or industry sources. If the Company is successful in this effort, the Company will likely require and seek additional capital in order to fund the research and development activities. No assurance can be given that the Company will be successful in attracting such opportunities or in obtaining the required funding.

    All of the foregoing activities will continue beyond and some, depending on the timing and nature of the results obtained, may not commence prior to June 30, 1997.

    The Company's revenues in Fiscal 1997 are expected to be primarily from interest on the proceeds from the January 1995 sale of the Units.


ITEM 7.  Financial Statements.

    See pages F-1 through F-12.

ITEM 8. Changes in and Disagreements with Accountants on Accountants on Accounting and Financial Disclosure.

    Not applicable.


                             PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    The Company's executive officers and directors are:

Name                            Age     Position

Dr. Armen L. Takhtajan          86      Chairman of the Board
Dr. Taffy James Williams*       47      President, Chief Executive Officer,
                                        and Director
Dr. Tanya G. Akimova*           43      Vice-President, Research
                                        Administration and Director
Norman Eisner*                  75      Vice-President, Chief Financial
                                        Officer, Treasurer, Secretary and
                                        Director
Dr. Robert D. Krell             52      Senior Vice President, Research &
                                        Development
J. R. LeShufy                   73      Vice-President, Investor Relations and
                                        Director
Bernard Nagelberg*              43      Vice-President, Finances and Director
Dr. Alexey L. Shavarda          47      Vice-President, Chemistry
Dr. Leonid S. Shpilenya         49      Vice-President, Russian Operations and
                                        Director
David Zaretsky*                 67      Director

______________________________________

* Member of the Executive Committee which is authorized when the Board of Directors is not meeting to act on behalf of the Board on all matters, subject to limitations imposed by the Business Corporation Law of New
      York.

      Messrs. Eisner, LeShufy, Nagelberg, Renkowicz and Zaretsky were along with Dr. Michael Gurvitch appointed directors of the Company in May 1993 at the time of the Company's organization. Dr. Akimova became a director in July 1993. In August 1993, Dr. Takhtajan, Dr. Kamelin and Dr. Shpilenya became directors of the Company. Dr. Shavarda served as a director from August 1993 until December 1995. In September 1994, Mr. LeShufy resigned as a director and was reappointed in December, 1995. In June 1995 Dr. Williams became a Director. Mr. Zaretsky was President since the Company's organization in May 1993 until his resignation in June 1995. In December
1995, Dr. Gurvitch and Mr. Renkowicz resigned as directors. None of the officers are related to one another, except that Dr. Akimova is the daughter-in-law of Dr. Takhtajan.

     Armen L. Takhtajan, Ph.D., Chairman of the Board of the Company since
August 1993, is a leading expert in systematic and evolutionary botany and has been a leading advocate for interchange among biologists throughout the world, making a substantial contribution to the understanding of the relationships among plants. Dr. Takhtajan had been from 1973 to 1987 the Director of the Komarov Botanical Institute in St. Petersburg, Russia. Since 1987, he has been a scientific consultant to the Institute. He is a member of the Science
Academies of Russia and Armenia, a foreign member of the U.S. National Academy of Sciences, a member of the Finnish, Norwegian and Polish Academies of Science, the German Academy Leopoldina, a Fellow of the Linnean Society in

London, and a past president of the International Association for Plant
Taxonomy.  He has written numerous books and hundreds of scientific papers.

     Taffy James Williams, Ph.D., President, Chief Executive Officer and a
Director, holds a Ph.D. degree from the University of South Carolina. He had been from May 1992 until he entered the employ of the Company in June 1995, Vice President, Research of Magainin Pharmaceuticals, Inc., where he directed research on new classes of pharmacological agents for topical and systemic use. Prior thereto he had been for approximately 14 years employed by the Naval Medical Research Institute, initially as a principal investigator and then Director of its Septic Shock Research Program. His duties included the direction and supervision of basic and applied research in gram-negative sepsis and septic shock research in surgery, pulmonology, critical care, pathology, microbiology, biochemistry, immunology and molecular biology. Dr.
Williams served on the Institute's Scientific Advisory Board.

     Tanya G. Akimova, Ph.D., Vice President, Research Administration, and a
Director since July 1993, holds a Ph.D. Degree in Linguistics from St.
Petersburg University in Russia and an M.S. degree in Management and Policy from W. Averell Harriman School for Management and Policy, SUNY at Stony
Brook. Since moving to the United States in 1990, she had been, until becoming an officer of the Company, employed part-time as an interpreter and translator for a joint venture. She had been a Senior Researcher in the Institute of Linguistics at the Russian Academy of Sciences in St. Petersburg from 1979 to 1990, and a Professor of Linguistics at St. Petersburg University from 1977 to 1980.

     Norman Eisner, Vice President, Chief Financial Officer, Treasurer and
Secretary and a Director since May 1993, was, until 1986, Chief Executive
Officer and Chairman of Lincoln Graphics Arts, Inc., a graphic art company which he founded in 1950. Since 1986, he has been an independent investor and a participant in several venture capital and leveraged buy-out transactions.
He has also been an executive officer and a director of several privately held corporations, including IBP since 1990, Amercom Funding Ltd. ("Amercom") since
January 1992 and EPR Inc. ("EPR"), formerly Environmental Protection Group.
Ltd., which is engaged in the production and sale of a patented particulate collection device, since August 1992.

     Robert D. Krell, Ph.D., Senior Vice President, Research & Development, has a total of twenty-three years experience in the U.S. pharmaceutical industry. Prior to joining Panax in April 1996, Dr. Krell served as Vice
President and General Manager of Biofor, Inc., from August 1994 to April 1996, a start up pharmaceutical company, wholly owned by Scherer Healthcare, Inc. of Atlanta, Georgia. Dr. Krell was responsible for overseeing Biofor's antifungal, elastase inhibitor and 15-lipoxygenase inhibitor research programs as well as Biofor's research agreement on 5-alpha-reductase inhibitors with Ono Pharmaceutical Co., Ltd. Osaka, Japan. He was also responsible for securing strategic alliances, partnerships and various administrative activities. Prior to joining Biofor, Dr. Krell spent thirteen years at Zeneca
Pharmaceuticals, Inc. (formerly ICI Pharmaceuticals Group, Inc.) in
Wilmington, Delaware where he was Senior Manager of Pulmonary Pharmacology.
He began his career in the pharmaceutical industry as a Senior Scientist at

Smith, Kline and French Laboratories (now Smith Kline Beecham) in
Philadelphia, PA where for eight years he was involved with pulmonary/respiratory research which led to the entry of two compounds into the development process.

     Dr. Krell received his Ph.D. in Pharmacology from The Ohio State
University and is a member of seventeen societies including The Royal Society of Medicine, the American Society for Pharmacology and Experimental
Therapeutics, New York Academy of Sciences and the American Academy of
Allergy. Dr. Krell is author or co-author of over one hundred scientific publications.

     J. R. LeShufy, Vice President since September 1994, Investor Relations, and a Director since December 1995 has been an independent investor and business consultant for more than five years and has been an officer of Amercom since January 1992. Since 1995, Mr. LeShufy also has been President of Trilenium Corporation, a company involved in Internet related technology.

     Bernard Nagelberg, Vice President, Finances, and a Director since May
1993, has been, since 1983, an independent investor and business consultant.
He has been also an officer of several privately held corporations, including
IBP since 1990 and Amercom since January 1992.

     Alexey L. Shavarda, Ph.D., Vice-President, Chemistry since August 1993, holds a Ph.D. in Biological Sciences from the Komarov Botanical Institute, St.
Petersburg, Russia, where he has been employed since 1977, currently as the head of the Laboratory of Analytical Phytochemistry. He has contributed to and authored numerous publications concerning the medicinal qualities of Russian plants. He is affiliated with the Russian Chemical Society of Mendeleev and the Russian Physiological Society.

     Leonid S. Shpilenya, M.D., Ph.D., Vice-President, Russian Operations and a Director since August 1993, holds a medical degree and a Ph.D. degree in Psychopharmacology from the Medical Military Academy, St. Petersburg. Dr.
Shpilenya is the Head of the St. Petersburg Hospital for Drug Abuse and member of the City Healthcare Committee on Drug and Alcohol Abuse. He is also
Professor of Psychiatry at the St. Petersburg School for Postgraduate Medical
Education. Prior to that, Dr. Shpilenya was for ten years Professor of Psychiatry at the Medical Military Academy in St. Petersburg. Dr. Shpilenya is the author of more than 140 scientific publications related to psychopharmacology, psychosomatic disorders, and disaster psychiatry and holds a number of patents in the area of psychopharmacology. He is a member of various professional societies and has participated in and organized several international conferences on drug abuse.

     David Zaretsky, a Director of the Company, has been an independent investor and consultant for more than 20 years. He also has been an officer and a director of several privately held corporations, including IBP since
1990, Amercom since January 1992 and EPR since August 1992. Mr. Zaretsky is a graduate of Harvard Law School and a member of the Bar of Washington, D.C. and of New York.

     Each of Dr. Akimova, Dr. Krell and Dr. Williams devote his or her full time to the Company's operations. Other executive officers devote a material portion of their time to the Company's affairs.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d): during the year ended June 30, 1996, no person who was a director, officer or beneficial owner of more than 10% of the Common Stock of the Company ("10% owner") failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange
Act of 1934 except Form 4 reports of Dr. Williams, Dr. Akimova and Dr.
Shavarda as to receipt of stock options and a Form 3 report for Dr. Krell with respect to his beneficial ownership.


ITEM 10.         Executive Compensation

     Dr. Williams is employed pursuant to an agreement, dated June 4, 1995 providing for his full time employment as President and Chief Executive
Officer of the Company at an annual salary of $165,000 for the first year with the salary for each of the following years of the term to be determined by the Board of Directors but to be not less than the salary for the preceding
12-month period. The agreement provides for a three year term, subject to earlier termination by Dr. Williams either upon six months prior notice, or in the event of a default by the Company upon 30 days prior notice if the default remains uncured or, by the Company either upon three days prior notice with the Company obligated for additional salary for a four month period or immediately upon cause. Dr. Williams received a non-accountable expense allowance of 10% of his base salary for the first 12 months of his employment.
Pursuant to the agreement, the Company granted Dr. Williams on June 9, 1995 five-year options under the Stock Option Plan to purchase 100,000 shares of the Company's Common Stock at a price of $1.125 per share (the closing sales price on the Nasdaq SmallCap Stock Market on that date). The option is exercisable in installments - with respect to 50,000 shares immediately, with respect to an additional 25,000 shares after June 9, 1996 and with respect to the balance, or 25,000 shares, after June 9, 1997. In June 1996, the
Company's Board of Directors increased Dr. Williams salary to $185,000 per annum effective June 15, 1996 and granted an additional option under the Stock
Option Plan to purchase 60,000 shares of the Company's common stock at a price of $0.875 per share (the closing price on the Nasdaq SmallCap Stock Market on that date) exercisable in three installments - 20,000 shares on each of the first, second and third anniversaries of June 15, 1996.

     Under a Management Services Agreement dated December 31, 1993 and amended as of September 30, 1994, Amercom has provided and is to provide for the term of the Agreement advice with respect to strategic planning, financial matters, merger and acquisition policies, executive employment and investor relations and the performance of services as executive officers or comparable services of Messrs. Eisner, LeShufy, Nagelberg and Zaretsky, all of whom, along with Dr. Gurvitch and Mr. Renkowicz, former officers and directors, are the sole stockholders and officers or directors of Amercom, or in the event any of the foregoing individuals is unable to perform such duties, a reason-ably capable replacement, subject to the approval of a majority of the Company's directors. Each such officer may be required under the agreement to provide services for up to 20 hours per five consecutive business days and up to an aggregate of 75 hours per 20 consecutive business days. Pursuant to the agreement, Amercom provided through February 1, 1995, the initial closing date of the public sale of the Company's Units, each consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "IPO Closing") certain administrative services and executive offices and facilities in New York City.
Under the agreement, Amercom is to receive (i) a fee for the year ended June
30, 1994 of $112,500 payable after and subject to the Company achieving net income for a fiscal year of at least $500,000 as determined in accordance with generally accepted accounting principles, (ii) no fee for the period July 1, 1994 up to the IPO Closing and (iii) thereafter, a fee at the rate of $8,333.33 per month. For the period from the IPO Closing through June 30, 1995, and for the year ended June 30, 1996, Amercom earned fees of $42,000 and $100,000, respectively. The Agreement expires on February 1, 1998. The
Agreement may not be renewed unless the fees payable during the extended term are payable from either revenues generated by the Company or the proceeds of the sale of equity or long term indebtedness by the Company subsequent to the IPO Closing. Amercom is also to receive standard fees (reduced by any of such fees paid to third parties) for any acquisition or disposition of companies or assets of businesses and certain other matters.

     During the term of the Management Services Agreement, the Company will not pay any compensation or fees to Amercom or any officers, directors or affiliates of Amercom who are also officers, directors or affiliates of the Company except pursuant to the Management Services Agreement. Amercom has agreed that any executive office and administrative facilities and services it furnishes after the IPO Closing will be at its cost, provided that the amount of such costs when added to the other general and administrative expenses
(exclusive of travel expenses and the management services fee) for that fiscal year of the Company will not exceed $120,000. Amercom has agreed that such cost will be competitive with the cost of similar offices, facilities and services available from nonaffiliated persons.

     Drs. Takhtajan, Shavarda and Shpilenya, all of whom reside in Russia, are employed on a part-time basis in the performance of research and development pursuant to five year employment agreements, subject to earlier termination by either the Company or the employee on at least six months prior notice. In the event of a termination by the employee prior to the end of the initial five year term, the employee will be required to return to the Company the shares of Common Stock he acquired at the time of his initial employment
(see "Item 12") Under the Company's agreements with the Komarov Institute, with which Dr. Shavarda is employed and for which Dr. Takhtajan acts as a consultant, the respective portions of the year during which those individuals will be engaged in the operations of the Company are determined by mutual agreement between the Company and the Institute or Center. The annual compensation for the three officers has been less than $50,000 per annum in the aggregate, which reflects the materially lower compensation rates for professionals in Russia than the prevailing rates for comparable scientific personnel in the United States.

     The Company has an employment agreement with Dr. Akimova, providing for her employment through December 31, 1996 with compensation commencing January

1, 1994 of $56,000 per annum subject to a cost-of-living adjustment on July 1, 1996. The agreement provides for the deferral of compensation of $28,000 for the six months ended June 30, 1994 until the Company achieves net income for a fiscal year of at least $500,000 as determined in accordance with generally accepted accounting principles. The Board of Directors increased Dr.
Akimova's compensation to $61,141 per annum effective June 15, 1996 and granted her a five year option under the Stock Option Plan to purchase 10,000 shares at a price of $0.875 per share (the closing price on the Nasdaq
SmallCap Stock Market on that day) exercisable in three equal installments one third of the shares on each of the first, second and third anniversaries of June 15, 1996.


                    Summary Compensation Table

     The following table sets forth the compensation paid or accrued by the Company during the fiscal years ended June 30, 1996 and June 30, 1995 to the Company's Chief Executive Officer and President (no other executive officer received compensation in excess of $100,000 during either year).


                                                                       Long-Term
                                         Annual Compensation          Compensation
                                 -----------------------------------  ------------
                                                        Other Annual     Shares
Name and                         Salary                 Compensation   Underlying
Principal Position         Year  ($)          Bonus($)      ($)        Options(#)
-------------------------  ----  -----------  --------  ------------  ------------
Taffy James Williams (1)   1996  165,833       8,250     16,500(2)        60,000
  Chief Executive Officer  1995   11,975                  1,375(2)       100,000
  and President

(1)   Mr. Williams entered the Company's employ on June 5, 1995.
(2) Represents a nonaccountable expense allowance equal to 10% of the base salary through June 5, 1996.


Options

     The Company's 1993 Stock Option Plan (the "Plan") provides for the granting of options to acquire a maximum of 500,000 shares of the Company's

Common Stock to employees, officers and non-employee directors of, and consultants to, the Company. As of September 15, 1996, there were outstanding options to purchase 418,000 shares of Common Stock. Of the options outstanding, options for an aggregate of 246,000 shares are held by Company officers and options for 172,000 shares are held by consultants to the Company. The exercise prices of outstanding options range from $0.875 to $1.25 (after an amendment to the consultant's options with respect to 57,000 shares which reduced the exercise price from $5.00 to $1.125, the closing sales price on the Nasdaq SmallCap Stock Market on the date of this amendment). No options granted under the Plan were exercised during the year ended June 30, 1996.

     The Plan permits the granting of incentive stock options ("ISOs") or non-qualified stock options ("NQSO"), at the discretion of the Stock Option Committee. The Committee presently consists of Messrs. Eisner, Nagelberg and Zaretsky. Subject to the terms of the Plan, the Board or the Stock Option Committee determines the terms and conditions of options granted under the Plan.

     ISOs may be granted to individuals who, at the time of grant, are employees of the Company or its affiliates. NQSOs may be granted to non-employee directors, employees, consultants and other agents of the Company or its affiliates.

     The Plan requires, except as indicated below, an exercise price for ISOs and for NQSOs that is not less than 100% of the fair market value per share at the date of grant and a term for both ISOs and NQSOs which does not exceed ten years from the date of grant. An ISO granted to a person owning more than 10% of the voting stock of the Company may not provide for an exercise price less than 110% of the fair market value per share at the date of grant and a term longer than five years.

     An optionee whose relationship with the Company or any related corporation ceases for any reason (other than termination for cause, death or total disability, as such terms are defined in the Plan) may exercise options in the three-month period following such cessation (unless such options terminate or expire sooner by their terms), or during such longer period determined by the Stock Option Committee in the case of NQSOs.

     Options are non-transferable with certain exceptions. The Board has certain rights to suspend, amend or terminate the Plan provided shareholder approval is obtained.

     The following two tables reflect information with respect to options which have been granted to the Chief Executive Officer (no other executive officer has received compensation in excess of $100,000 for the year ended June 30, 1996).

                          Option Grants in Fiscal Year

                         Number of      Percent of
                          Shares       Total Options
                        Underlying      Granted to      Exercise
                         Options       Employees in      Price     Expiration
Name                     Granted       Fiscal Year     ($/Share)      Date
--------------------   -----------     -------------   ---------   ----------
Taffy James Williams      60,000           41%           $0.875     6/15/2006


(1) The options are exercisable in installments - 20,000 shares in each of the first, second and third anniversaries of the date of grant, June 15, 1996.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

                                                 Shares Underlying         Value  of Unexercised
                                                Unexercised Options       In-the-Money Options at
                         Shares      Value      at Fiscal Year End        Fiscal Year End ($) (1)
                      Acquired on  Realized  __________________________ __________________________
Name                  Exercise(#)     ($)    Exercisable  Unexercisable Exercisable Unexercisable
____________________  ___________  ________  ___________  _____________ ___________ _____________
Taffy James Williams       -           -       75,000        85,000      $        0  $          0

(1) Based on the closing sales price for the Company's common stock on June 30, 1996 of $0.875.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of September 15, 1996 of: (i) each Director, (ii) all Directors and executive officers as a group, and (iii) each person known to the Company to be the beneficial owner of more than 5% of the shares.

                                   Number of Shares       Percent of
Name and Address                 Beneficially Owned(1)      Class
_____________________            _____________________    __________
Taffy James Williams*                   80,000(2)             2.5%

Tanya G. Akimova*                      150,000(3)             4.8

Norman Eisner*                          95,000(4)             3.0

J.R. LeShufy*                                0(5)              **

Bernard Nagelberg*                      60,000(6)             1.9

Leonid S. Shpilenya                     60,000                1.9
56 Kondratievsky Pr., Apt. 24
St. Petersburg, Russia

Armen L. Takhtajan                      40,000(7)             1.3
2 Roentgen Street, Apt. 25
St. Petersburg, Russia

David Zaretsky*                         20,000(8)              **

All Directors and Executive
Officers as a group (12 persons)       512,000(2)-(9)        15.9

______________________________________

*    His or her address is c/o the Company, 425 Park Avenue, New York, New
     York 10022
**   less than one percent.

(1) Unless otherwise indicated, the persons named in the table above have sole voting and investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.

(2) Includes 75,000 shares subject to options which are exercisable within 60 days.

(3) Does not include 40,000 shares owned by her husband, who is a son of Dr. Takhtajan. Dr. Akimova disclaims beneficial ownership of the shares owned by her husband.

(4) Does not include 30,000 shares owned by each of Mr. Eisner's two adult children, as to which shares Mr. Eisner disclaims beneficial ownership.

(5) Does not include 120,000 shares owned by his wife and 40,000 shares owned by their adult daughter, as to which shares Mr. LeShufy disclaims beneficial ownership.

(6) Does not include the 100,000 shares owned by his wife, as to which shares he disclaims beneficial ownership, but includes 20,000 shares owned by each of two minor children.

(7) Does not include 40,000 shares owned by his wife, and 40,000 owned by each of three adult children, one of whom is the husband of Dr. Akimova. Dr. Takhtajan disclaims beneficial ownership of such shares.

(8) Does not include 46,668 shares owned by his wife, and 46,666 shares owned by each of their two adult children. Mr. Zaretsky disclaims beneficial ownership of the shares owned by his wife and children.

(9) Includes 75,000 shares subject to options held by Dr. Williams which are exercisable within 60 days.


ITEM 12.  Certain Relationships and Related Transactions.

     During the period May through July 1993, shortly following the formation of the Company, the Company issued an aggregate of 1,800,000 shares of its Common Stock at a price of $.0005 per shares as follows: (i) an aggregate of 1,625,000 shares to the following persons, who are officers, Directors, former Directors, or members of their respective families--Messrs. Eisner, Nagelberg, Renkowicz and Zaretsky, Drs. Akimova, Gurvitch, Kamelin, Shavarda, Shpilenya and Takhtajan; (ii) 65,000 shares to Larry Scott Simon, Lorance Hockert and Michael Metz; (iii) 40,000 shares to each of Dr. Walter H. Lewis and Dr. William Scott Chilton, former members of the Company's Scientific Advisory Board; and (iv) 30,000 shares to Dr. Konstantin Gurvitch. The Company sold at a price of $.0005 per share 100,000 shares in July 1993 to the Komarov Institute, with which Drs. Takhtajan, Kamelin and Shavarda are associated, and 100,000 shares in August 1993 to the Center for Efferent Therapy, with which Dr. Shpilenya is associated, as part of long term agreements employing their respective services and facilities. See "Item 1 --Business." The Center for Efferent Therapy returned 30,000 shares to the Company upon termination of the agreement. See "Item 10--Executive Compensation" for information as to the management services agreement between the Company and Amercom, with which Messrs. Renkowicz, Zaretsky, Eisner, Nagelberg and LeShufy and Dr. Gurvitch are affiliated.

     From the proceeds of the IPO Closing, the Company in February 1995 repaid 4% demand loans aggregating to $44,000 along with interest aggregating to $696 to Messrs. Eisner, LeShufy, Nagelberg, Renkowicz and Zaretsky, and Dr. Gurvitch, each of whom advanced $5,000, and IBP, which is an affiliate of the foregoing individuals other than Dr. Gurvitch and which advanced $14,000.

     Amercom provided office facilities and other general and administrative services to the Company through July 26, 1995. The related costs to the Company for the period from the IPO Closing through July 26, 1995 aggregated to $24,000.

     On July 27, 1995, the Company moved its principal executive and administrative offices to 425 Park Avenue, New York, New York under a sublease expiring April 2000 which provides for a base rent of $195,300 per year plus operating costs, insurance and taxes. A portion of the offices and facilities and certain services of the Company's administrative personnel is made available to Amercom and other companies affiliated with Messrs Eisner, LeShufy, Nagelberg and Zaretsky (namely ProChem Ltd., Scentech Corp., Trilenium Corp., IBP, and ITD, Inc. which along with Amercom are hereinafter referred to as the "Cost-Sharing Affiliates") pursuant to a cost-sharing agreement with the Company. The agreement provides that the Company will make available up to 50% of the office space to the Cost-Sharing Affiliates who are to reimburse the Company for up to 60% of the rental obligation. Under the agreement, the Cost-Sharing Affiliates bear a portion the cost of providing the furniture and equipment and administrative services to the Cost-Sharing Affiliates based on a reasonable method of allocation determined by the Company with any dispute as to the reasonableness of the method to be settled by the auditors of the Company's financial statements for the year in which the costs were incurred.


ITEM 13.  Exhibits and Reports on Form 8-K.

          a.  Exhibits

               3(a)  Certificate of Incorporation and amendments thereto.*

               3(b)  By-Laws, as amended*

               10(a) Stock Option Plan*
                 (b) Form of Stock Option Agreement*
                 (c) Employment Agreement with Dr. Taffy J. Williams*
                 (d) Lease with respect to offices at 425 Park Avenue,
                     New York, New York.*
                 (e) Cost-Sharing Agreement between Company and
                     Affiliates*
                 (f) Management Services Agreement with Amercom Funding
                     Co., Ltd.*
                 (g) Agreement with Komarov Botanical Institute, as
                     amended*
                 (h) Letter agreement with D.H. Blair & Co., Inc.*
                 (i) Warrant agreement with D.H. Blair & Co., Inc.*

          * Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 under the same exhibit number and incorporated herein by reference thereto.

          b.  Reports on Form 8-K.

          No report on Form 8-K was filed by the Company during the three months ended June 30, 1996.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PANAX PHARMACEUTICAL COMPANY, LTD.
                                             (Registrant)

                                   /s/ Dr. Taffy James Williams
                                   Dr. Taffy James Williams, President
                                   and Chief Executive Officer
Dated: September 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                             Title                                Date
/s/ Dr. Taffy James Williams     President and Chief Executive  September 27, 1996
Dr. Taffy James Williams         Officer and Director


/s/ Dr. Tanya G. Akimova         Vice President and             September 27, 1996
Dr. Tanya G. Akimova             Director


/s/ Norman Eisner                Vice President, Treasurer      September 27, 1996
Norman Eisner                    (Principal Financial and
                                 Accounting Officer), Secretary
                                 and Director

/s/ J.R. LeShufy                 Vice President and             September 27, 1996
J.R. LeShufy                     Director


/s/ Bernard Nagelberg            Vice President and             September 27, 1996
Bernard Nagelberg                Director


                                 Vice President and             September __, 1996
Dr. Leonid S. Shpilenya          Director


                                 Chairman of the Board          September __, 1996
Dr. Armen L. Takhtajan


/s/ David Zaretsky               Director                       September 27, 1996
David Zaretsky

         27
                PANAX PHARMACEUTICAL COMPANY, LTD.
                  (a development stage company)


                          - I N D E X -


                                                              PAGE
                                                             NUMBER
     REPORT OF INDEPENDENT AUDITORS                           F-1


     BALANCE SHEET AS AT JUNE 30, 1996                        F-2


     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     JUNE 30, 1996 AND JUNE 30, 1995 AND FROM JULY 1, 1993
     (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 1996       F-3


     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM JULY 1, 1993
     (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30,
     1995 AND FOR THE YEARS JUNE 30,1995 AND JUNE 30, 1996    F-4


     STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     JUNE 30, 1996 AND JUNE 30, 1995 AND FOR THE PERIOD
     FROM JULY 1, 1993 (COMMENCEMENT OF OPERATIONS)
     THROUGH JUNE 30, 1996                                    F-5


     NOTES TO FINANCIAL STATEMENTS                            F-6
                                               26
         28
                  REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Panax Pharmaceutical Company Ltd.
New York, New York


          We have audited the accompanying balance sheet of Panax Pharmaceutical Company Ltd. (a development stage company) as at June 30, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended and for the period July 1, 1993 (commencement of operations) through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Panax
Pharmaceutical Company Ltd. at June 30, 1996, and the results of its operations and its cash flows for each of the years in the two-year period then ended and for the period July 1, 1993 (commencement of operations) through June 30, 1996 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
July 31, 1996
         29

                        PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)
                                 BALANCE SHEET
                              AS AT JUNE 30, 1996


ASSETS
  Current Assets:
    Cash and cash equivalents (Note B[4]). . . . . . . . . .    $398,689
    Certificate of deposit . . . . . . . . . .                   200,000
    Investments to be held to maturity (Note C) . . . . . .    2,457,979
    Prepaid expenses and other current assets
     (Including $28,591 prepaid to affiliates). . . . . . .       37,558
                                                               ---------
      Total current assets. . . . . . . . . . . . . . . .      3,094,226
                                                               ---------

  Equipment: (Note B[1])
    Testing equipment  . . . . . . . . . . . . . . . . . . .     109,733
    Computer equipment . . . . . . . . . . . . . . . . . . .      15,872
                                                               ---------
                                                                 125,605
    Less accumulated depreciation . . . . . . . . . . . . .       66,344
                                                               ---------
                                                                  59,261
  Other assets  . . . . . . . . . . . . . . . . . . . . . .       38,069
                                                               ---------
    TOTAL . . . . . . . . . . . . . . . . . . . . . . .       $3,191,556
                                                              ==========

LIABILITIES
  Current liabilities:
    Accounts payable and other accrued expenses . . . .       $   71,419
                                                              ----------
  Management fees payable (Note G[4]). . . . . . . . . . .       112,500
                                                              ----------
  Accrued salary - stockholder . . . . . . . . . . . . . .        28,000
                                                              ----------
Commitments (Note G)

STOCKHOLDERS' EQUITY (Note F)
Common stock, $.0001 par value; authorized 10,000,000
  shares; issued 3,315,710 . . . . . . . . . . . . . . . .           331
Additional paid-in capital . . . . . . . . . . . . . . . .     5,460,543
Unearned portion of compensatory stock/warrants . . . .         (138,819)
Deficit accumulated during the development stage . . .        (2,342,400)
Less common stock held in treasury (180,000 shares) . .              (18)
                                                             -----------
     Total stockholders' equity . . . . . . . . . . . .        2,979,637
                                                             -----------
     TOTAL . . . . . . . . . . . . . . . . . . . . . .        $3,191,556
                                                             ===========

The accompanying notes to financial statements are an integral part hereof.

                          PANAX PHARMACEUTICAL COMPANY LTD.
                            (a development stage company)
                              STATEMENTS OF OPERATIONS



                                                                 Period From
                                                                July 1, 1993
                                                              (Commencement of
                                                                 Operations)
                                   Year Ended June 30,             Through
                                   1996         1995            June 30, 1996
                                ----------    ---------        ---------------
Costs and Expenses:

  Research and development . . .  $644,051     $391,712           $1,165,442

  General and administrative . .   811,901      433,763            1,420,553

  Write-off of debt discount . .                 53,125               75,000

  Interest expense . . . . . . .                  6,160                6,160
                                 ---------    ---------           ----------
                                 1,455,952      884,760            2,667,155

Interest (income) . . . . . . .   (239,022)     (85,733)            (324,755)
                                 ---------    ---------           ----------

Net Loss  . . . . . . . . . . . $1,216,930    $ 799,027           $2,342,400
                                ==========    =========           ==========


  Net loss per share
   (Note B[5])  . . . . . . . .       $.38         $.31
                                      ====         ====
Weighted average number of
 common shares outstanding  . .  3,231,038    2,599,097
                                 =========    =========

The accompanying notes to financial statements are an integral part hereof.

                                               PANAX PHARMACEUTICAL COMPANY LTD.
                                                (a development stage company)
                                         STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY



                                                                  Unearned     Deficit
                            Common Stock               Common    Portion of   Accumulated                     Total
                           Number            Addit'l   Stock   Compensatory   During the                  Stockholders'
                             of              Paid-in   Subsc-     Option/     Development  Treasury Stock     Equity
                           Shares   Amount   Capital   ription    Warrants     Stage        Shares    Amt  (Deficiency)
                          --------- ------  ---------  -------- -----------   ----------- --------- -----  -----------
Common stock subscription 2,000,000   $200       $800  $(1,000)
Payment of common stock
 subscription on June 23,
 1994 . . . . . . . . . .                                1,000                                                 $1,000
Issuance of stock rights
 in conjunction with
 notes payable
 (Note F[1]). . . . . . .                      21,875                                                          21,875
Capital contribution
  expenses paid on
 behalf of Company
 (Note G[4]). . . . . . .                      96,682                                                          96,682
Net loss. . . . . . . . .                                                     $ (326,443)                    (326,443)
                          --------- ------   --------  --------  ----------   ----------- --------- -----  -----------
Balance - June 30,
 1994 . . . . . . . . . . 2,000,000    200    119,357        --          --     (326,443)       --    --     (206,886)
Issuance of stock rights
 in conjunction with notes
 payable (Note F[1]). . .                      53,125                                                          53,125
Initial public offering,
 net of expenses
 of $1,192,876
 (Note F[2]). . . . . . . 1,235,710    123  4,985,551                                                       4,985,674
Value of option granted
 (Note F[3]). . . . . . .                      80,000                                                          80,000
Exercise of option and
 stock rights . . . . . .    80,000      8      4,992                                                           5,000
Net loss. . . . . . . . .                                                       (799,027)                    (799,027)
                          --------- ------ ----------  --------  ----------  ------------ --------- -----  ----------
Balance -
 June 30, 1995 . . . . .  3,315,710    331  5,243,025        --         --    (1,125,470)       --    --    4,117,886
Value of option and
 warrants granted
 (Notes F[3] and F[4]). .                     217,500            $(217,500)
Compensatory options/
 warrants shares earned. .                                          78,681                                     78,681
Common stock acquired
 (Note F[5]). . . . . . .                          18                                     (180,000)  (18)
                                                                                           -------- -----
Net loss. . . . . . . . .                                                     (1,216,930)                  (1,216,930)
                          --------- ------ ----------  --------  ----------  ------------ --------  -----  -----------
Balance
 June 30, 1996. . . . .   3,315,710   $331 $5,460,543      $ --  $(138,819)  $(2,342,400) (180,000) $(18)  $2,979,637
                          ========= ====== ==========  ========  ==========  ============ ========= =====  ===========


The accompanying notes to financial statements are an integral part hereof.

                    PANAX PHARMACEUTICAL COMPANY LTD.
                      (a development stage company)
                        STATEMENTS OF CASH FLOWS

                                                                  Period From
                                                                 July 1, 1993
                                                             (Commencement of
                                                                  Operations)
                                       Year Ended June 30,            Through
                                      1996         1995          June 30, 1996
                                   ----------    ---------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss . . . . . . . . . . . . $(1,216,930)   $(799,027)      $(2,342,400)

 Adjustments to reconcile net
  loss to net cash (used in)
  operating activities:
    Depreciation and
     amortization . . . . . . . .      35,928       22,709            66,843
    Write-off of debt discount. .                   53,125            75,000
    Value of services paid by
     options and warrants . . . .                   80,000            80,000
    Accretion of compensatory
     options and warrants . . . .      78,681                         78,681
   (Increase) in prepaid expenses
     and other assets . . . . . .     (51,072)      (4,719)          (75,058)
    Increase in accounts payable
     and accrued expenses . . . .       6,807       41,681            99,419
    Expenses paid by affiliate. .                                     96,682
    Increase in management
     fees payable . . . . . . . .                                    112,500
                                    ----------    ---------       ----------
       Net cash (used in)
        operating activities . .   (1,146,586)    (606,231)       (1,808,333)
                                    ----------    ---------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investments and
  certificates of deposit. . . .   (2,181,502)  (3,786,477)       (5,967,979)
 Redemption of investments and
  certificates of deposit. . . .    3,310,000                      3,310,000
 Acquisition of equipment. . . .      (41,757)     (31,690)         (125,604)
 Organization costs. . . . . . .                                      (1,069)
                                    ----------    ---------       ----------

       Net cash provided by (used in)
          investing activities .    1,086,741   (3,818,167)       (2,784,652)
                                    ----------    ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common
  stock - net of expenses. . . .                 4,990,674         4,991,674
 Proceeds from notes
  payable - affiliates . . . . .                                      14,000
 Proceeds from notes
  payable - stockholders . . . .                    41,800            96,300
 Proceed from notes payable
  - other  . . . . . . . . . . .                   212,500           300,000
 Deferred offering costs . . . .                    25,000
 Repayment of notes payable -
  stockholders and other . . . .                  (410,300)         (410,300)
                                    ----------    ---------       ----------
       Net cash provided by
        financing activities . .                 4,859,674         4,991,674
                                    ----------    ---------       ----------
 NET INCREASE (DECREASE)IN
  CASH AND CASH EQUIVALENTS . .       (59,845)     435,276           398,689

 Cash and cash equivalents
  - beginning of period . . . .       458,534       23,258             - 0 -
                                    ----------    ---------       ----------
 CASH AND CASH EQUIVALENTS
  - END OF PERIOD . . . . . . .      $398,689     $458,534          $398,689
                                    ==========    =========       ==========
Supplemental disclosure of cash flow
  information:
 Cash paid for interest . . . .         - 0 -       $6,160         $   6,160

The accompanying notes to financial statements are an integral part hereof.

                   PANAX PHARMACEUTICAL COMPANY LTD.
                    (a development stage company)

                     NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Basis of Presentation:

     Panax Pharmaceutical Company Ltd. (the "Company") was incorporated in May 1993 and commenced operations in July 1993. The Company was originally formed to develop pharmaceutical products through bioassaying of plant extracts, identifying, and isolating active compounds from plants with a history of medicinal use grown in regions formerly comprising the Soviet Union. The Company has contractual arrangements with scientists and the Komarov Botanical Institute of the Russian Academy of Sciences in St. Petersburg, Russia (see Note G[2]). The Company is in the development stage and, to date, has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all of the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 1996, the Company has accumulated a deficit of $2,342,400.

     In January 1995, the Company obtained additional financing through a public offering of securities to fund its continued research and development activities (Note F[2]). There can be no assurance, however, that the Company will have sufficient funds to complete its research and development programs or be able to commercially manufacture or market any products in the future; that future revenues will be significant; or that any sales will be profitable.


(NOTE B) - Summary of Significant Accounting Policies:

     [1]  Equipment:

          Equipment is stated at cost less accumulated depreciation. Depreciation is computed using straight-line methods over the useful lives of the assets (three years).

     [2]  Organization costs:

          Organization costs are being amortized over five years.

     [3]  Research and development:

          Research and development costs are charged to operations as incurred.

     [4]  Cash equivalents:

          The Company considers investments with original maturity dates up to 90 days to be cash equivalents.

     [5]  Net loss per share:

          Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. In accordance with certain rules of the Securities and Exchange Commission for the periods prior to the Company's initial public offering in January 1995, common stock and options issued during the twelve-month period prior to filing of an initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering.

     [6] Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     [7] Recently Issued Accounting Pronouncements:

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company's fiscal year commencing July 1, 1996. SFAS No. 123 allows companies to either account for employee stock-based compensation under the new provisions of SFAS No. 123 (the fair value method) or under the provisions of APB No. 25 (the intrinsic value method), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. At this time, the Company intends to continue accounting for its employee stock-based compensation in accordance with the provision of APB No. 25.

(NOTE C) - Investments:

     The Company classifies its investments as held-to-maturity, available for sale, or trading investments. Investments including accrued interest at June 30, 1996 are as follows:

                                         Amortized        Fair      Unrealized
Held to Maturity                            Cost          Value        Gain
----------------                         ---------     ----------   ----------
U.S. Treasury notes and bills
due within year ending June 30, 1997    $2,457,979     $2,470,098     $12,119


(NOTE D) - Income Taxes:

     At June 30, 1996, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $838,000, expiring through 2011, that may be used to offset future taxable income. The difference between the net loss for financial reporting purposes and the net operating loss for tax purposes is primarily due to certain general and administrative costs which are not currently deductible for tax purposes. The Company has provided a valuation reserve against the full amount of the net operating loss benefit of $377,000 and the benefit of $570,000 from other temporary differences, principally general and administrative expenses, since the likelihood of realization cannot be determined. The difference between the federal statutory tax rate of 34% and the Company's effective tax benefit rate of 0% is attributable to the nondeductible portion of compensation expense for stock options issued of $79,000 and an increase in valuation allowance of $507,000 in 1996 and an increase in valuation allowance of $362,000 in 1995.


(NOTE E) - Related Party Transactions:

     Pursuant to employment and research agreements with various stockholders, the Company incurred research and development expenses of approximately $107,000 and $92,000 for the years ended June 30, 1996 and June 30, 1995, respectively.

     During the year ended June 30, 1996 and June 30, 1995 the Company paid approximately $100,000 and $42,000, respectively to a company owned by certain of its officers, directors and stockholders pursuant to a management agreement (see Note G[4]).


(NOTE F) - Stockholders' Equity:

     [1] Notes Payable:

     During calendar 1994 the Company borrowed $300,000 pursuant to 4% demand notes. The note holders received one share of the Company's common stock for each ten dollars of notes outstanding (30,000 shares) upon completion of a public offering of the Company's securities (Note F[2]). The value of these stock rights was recorded as a discount on the notes and expensed immediately. The notes were repaid in January and February 1995.

     [2]  Public offering:

          In January 1995, the Company effected an initial public offering of its securities. A total of 1,235,710 units, each comprised of one share of common stock and one redeemable common stock purchase warrant, were sold yielding net proceeds of approximately $4,986,000 after underwriting commissions and expenses.

     [3]  Stock options:

          During 1993 the Board of Directors and the stockholders of the Company approved a Stock Option Plan (the "1993 Plan") which provides for the granting of up to 150,000 shares of common stock, pursuant to which directors, employees, non-employees, consultants and advisors are eligible to receive stock options. On December 15, 1995, the stockholders approved a 350,000 share increase in the number of shares subject to the Plan. Options granted under the 1993 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.

     Stock option activity under the 1993 Plan is summarized as follows:

                                                     Option           Number
                                       Number         Price         of Shares
                                      of Shares     Per Share      Exercisable
                                      ---------     ---------      -----------
Granted. . . . . . . . . . . . . .     157,000        $1.125
                                       -------
Outstanding at June 30, 1995 . . .     157,000        $1.125          50,000
                                                                      ======
Granted. . . . . . . . . . . . . .     261,000    $0.875 - $1.25
                                       -------
Outstanding at June 30, 1996 . . .     418,000    $0.875 - $1.25     183,250
                                       =======                       =======

     In April 1995, the Company granted a business consultant an option outside the 1993 Plan to purchase 50,000 shares at $2.00 per share and 50,000 shares at $3.00 in lieu of payment for services rendered. At the date of grant the Company recorded an expense of $45,000 for such services. The option agreement was amended to reduce the option exercise price to $0.10 per share for 50,000 shares (this option was exercised for 50,000 shares in May
1995) resulting in an additional expense of $35,000. The remaining option for 50,000 shares was cancelled. During the year ended June 30, 1996 the Company issued options to various consultants (Note G[1]).

     [4] Warrants:

          The Company has the following warrants outstanding at June 30, 1996 for the purchase of its common stock:

                  Shares/   Exercise
                   Units     Price    Expiration Date
                  -------   --------  ---------------
Public Warrants   1,264,615    $6.84  Each warrant entitles the holder to
                                      purchase one share of common stock at
                                      the exercise price subject to adjustment for dilution through April 27, 1997. The warrants may be redeemed by the Company at $.05 per warrant on 30 days prior written notice if the closing bid price of common stock averages at least $9.00 for the 20 consecutive trading day period ending within 15 days of the notice of redemption.

Underwriters        107,500    $7.50  January 2000 - Each warrant entitles the
Warrant                               holder to purchase one share of stock
                                      and one warrant exercisable at $7.50.

Issued for          320,000    $1.00  October 2000 - The Company issued a
Services -                            warrant to purchase 320,000 shares of
 1996                                 common stock for financial and business
                                      services to be provided in accordance
                                      with an agreement with an investment
                                      banking firm.  The Company valued the
                                      warrants at $160,000 which is being
                                      amortized over the period of the
                                      agreement.

     [5] Treasury Stock:

          In December 1995, the Center of Efferent Therapy returned to the Company 30,000 shares of the Company's common stock which it received in 1993 in connection with its agreement to perform certain testing services on behalf of the Company which was terminated. In February 1996, the Vice President of Ethnobotany resigned and returned 150,000 shares of common stock to the Company which he received in 1993 in connection with an employment agreement. Such return of shares have been accounted for at their value when originally issued or par value.


(NOTE G) - Commitments:

     [1]  Employment and consulting agreements:

          The Company has entered into three-to-five-year employment and consulting agreements with Russian and American botanists, ethnobotanists and phytochemists, many of whom are stockholders. At June 30, 1994 the Company had accrued $28,000 for services rendered pursuant to one such agreement. Such amount was subsequently deferred to become payable at the end of the first fiscal year of the Company for which the consolidated net income of the Company and any subsidiaries is at least $500,000. At June 30, 1996, future minimum payments are as follows for employment and consulting agreements:

                 1997 . . . . . . . . . . . . . . . $175,000
                 1998 . . . . . . . . . . . . . . .   99,000
                 1999 . . . . . . . . . . . . . . . . 35,000
                                                    --------
                 Total. . . . . . . . . . . . . . . $309,000
                                                    ========

     Effective June 5, 1995, the Company entered into a three-year employment agreement with the President and Chief Executive Officer for a base annual salary of $165,000 subject to annual increases as determined by the Board of Directors. The Board of Directors approved an increase to $185,000 per annum in June 1995.

     In addition, the Company has entered into various agreements with financial and business consultants. These agreements provide for payments of $22,000 through February 1997.

     In conjunction with these scientific and financial consulting agreements the Company issued stock options for 115,000 shares of common stock under the 1993 Plan (Note F[3]) which were valued at $57,500 and are being amortized over the period of these agreements.

     [2]  Research agreements:

          The Company has entered into an agreement with the Komarov Botanical Institute of the Russian Academy of Sciences in St. Petersburg, Russia and other institutions of higher education, for the use of laboratories and other facilities and for research services. At June 30, 1996, future annual minimum payments under the agreements are as follows:

                    1997 . . . . . . . . . . . . . . . .$48,000
                    1998 . . . . . . . . . . . . . . . . 18,000
                    1999 . . . . . . . . . . . . . . . . 18,000
                    2000 . . . . . . . . . . . . . . . . 18,000
                    2001 . . . . . . . . . . . . . . . . 18,000
                    Thereafter . . . . . . . . . . . . . 36,000
                                                       --------
                    Total. . . . . . . . . . . . . . . $156,000
                                                       ========

     [3]  Lease commitment:

          Prior to the closing of its initial public offering, nominal space was provided at no charge by a company providing management services
("the Management Company") (Note G[4]).

          In July 1995 the Company entered into a lease agreement expiring April 2000, which provides for base rent of $195,300 per annum. In connection with its lease agreement, the Company opened an irrevocable letter of credit of $150,000, as security for its rental obligation.

          In conjunction with the lease agreement, the Company entered into a cost-sharing agreement with the Management Company and its affiliates. The agreement provides for the use of a substantial portion of the office space by the Management Company at cost. The agreement also provides for reimbursement by the Management Company of furnishings, equipment and support services.

     Rent expense was approximately $66,000 after reimbursement by affiliates and $20,000 for the years ended June 30, 1996 and June 30, 1995, respectively.

     [4]  Other:

          Pursuant to a management agreement with a company owned by certain of its officers, directors and stockholders, the Company is required to pay $112,500 for services rendered through June 30, 1994. Such amount is payable at the end of the first fiscal year of the Company for which the consolidated net income of the Company and any subsidiaries is at least $500,000. Effective February 1995 the Company is required to pay $8,333.33 per month, for a three-year period, for management services. During the fiscal year ended June 30, 1994 this affiliated company paid certain operating expenses on behalf of the Company aggregating $94,786, which amount plus related interest of $1,896 was contributed to the Company as capital.


(NOTE H) - Fair Value of Financial Instruments:

          Financial instruments consist of cash and cash equivalents and accounts payable. The carrying amount of these instruments approximate fair value due to their short-term nature.
                                       F-8