Form 10QSB
period 1996-09-30
PANAX PHARMACEUTICAL CO LTD
filed 1996-11-12
CIK 929547

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

                      FORM 10-QSB

      /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1996

                 Commission File Number 0-24972

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

Registrant's telephone number, including area code:(212)319-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  /X/     No  / /

                PANAX PHARMACEUTICAL COMPANY LTD.

                      TABLE OF CONTENTS

                                                        Page
                                                       Number
PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS -- For September 30, 1996 (unaudited)
 and June 30, 1995 . . . . . . . . . . . . . . . . .     2

STATEMENT OF OPERATIONS (unaudited) -- For the Three
Months Ended September 30, 1995 and September 30, 1996
and the Period from July 1, 1993 (Commencement of
Operations) through September 30, 1996 . . . . . . .     3

STATEMENT OF CASH FLOWS (unaudited) -- For the Three
Months Ended September 30, 1995 and September 30, 1996
and the Period From July 1, 1993 (Commencement of
Operations) through September 30,1996. . . . . . . .     4

NOTE TO FINANCIAL STATEMENTS . . . . . . . . . . . .     5

PLAN OF OPERATIONS . . . . . . . . . . . . . . . . .     5

PART II - OTHER INFORMATION  . . . . . . . . . . . .     6

SIGNATURES . . . . . . . . . . . . . . . . . . . . .     7

                PANAX PHARMACEUTICAL COMPANY LTD.
                  (a development stage company)
                         BALANCE SHEET

                                       September 30, 1996    June 30, 1996
                                       ------------------    -------------
ASSETS
  Current Assets
    Cash and cash equivalents . . . . . .    $280,529         $398,689
    Certificate of deposit  . . . . . . .     492,305          200,000
    Investments to be held on maturity. .   1,925,110        2,457,979
    Prepaid expenses and other current
      assets  . . . . . . . . . . . . . .      28,687           37,558
                                           ----------       ----------
      Total current assets  . . . . . . .   2,726,631        3,094,226
                                           ----------       ----------

  Equipment
    Testing equipment . . . . . . . . . .     109,733          109,733
    Computer equipment  . . . . . . . . .      15,872           15,872
                                           ----------       ----------
                                              125,605          125,605
  Less accumulated depreciation . . . . .      76,371           66,344
                                           ----------       ----------
                                               49,234           59,261

  Other Assets  . . . . . . . . . . . . .      38,015           38,069

            TOTAL . . . . . . . . . . . .  $2,813,880       $3,191,556
                                           ==========       ==========

LIABILITIES
  Current liabilities:
    Account payable and other
     acccrued expenses  . . . . . . . . .  $   57,953       $   71,419
                                           ----------       ----------
  Management fees payable . . . . . . . .     112,500          112,500
                                           ----------       ----------
  Accrued salary - stockholder  . . . . .      28,000           28,000
                                           ----------       ----------
STOCKHOLDERS' EQUITY
Common stock, $0001 par value;
 authorized 10,000,000 shares;
 outstanding 3,315,710  . . . . . . . . .         331              331
Additional paid-in capital  . . . . . . .   5,460,543        5,460,543
Unearned portion of compensatory stock
 and warrants . . . . . . . . . . . . . .    (110,693)        (138,819)
Deficit accumulated during the
 development stage  . . . . . . . . . . .  (2,734,736)      (2,342,400)
Less common stock held in treasury
 (180,000 shares) . . . . . . . . . . . .         (18)             (18)
                                           ----------       ----------
     Total stockholder's equity . . . . .   2,615,427        2,979,637
                                           ----------       ----------
             TOTAL  . . . . . . . . . . .  $2,813,880       $3,191,556
                                           ==========       ==========

               PANAX PHARMACEUTICAL COMPANY LTD.
                 (a development stage company)
                    STATEMENT OF OPERATIONS
                         (unaudited)


                                                           Period From   								       Period from
                                                           July 1, 1993
                                                          (Commencement
                                      Three Months        of Operations)
                                    Ended September 30,       Through
                                     1996       1995      September 30, 1996
                                   ---------   ---------  -----------------
Costs and Expenses:

  Research and developnment . .    $ 196,901    $ 94,257     $1,362,343

  General and administrative . .     221,663     189,353      1,642,216

  Write-off of debt discount . .                                 75,000

  Interest expense . . . . . . .                                  6,160
                                   ---------   ---------      ---------
                                     418,564     283,610      3,085,719

Interest (income). . . . . . . .     (26,228)    (43,090)      (350,983)
                                   ---------   ---------      ---------

Net Loss . . . . . . . . . . . .   $ 392,336   $ 240,520     $2,734,736
                                   =========   =========      =========


  Net loss per share . . . . . .        $.13        $.07
                                   =========   =========
Weighted average number of
 common shares outstanding . . .   3,135,710   3,315,710
                                   =========   =========

                  PANAX PHARMACEUTICAL COMPANY LTD.
                  (a development stage company)
                     STATEMENT OF CASH FLOWS


                                                            Period From
                                                           July 1, 1993
                                                       (Commemcements of
                                    Three Months           Operations)
                                  Ended September 30,        Through
                                  1996         1995       September 30, 1996
                                ---------    ---------    ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss . . . . . . . .      $ (392,336)   $ (240,520)    $(2,734,736)

 Adjustments to reconcile
  net loss to net cash (used
  in) operating activities:
 Depreciation and
  amortization . . . . . . .       10,027         7,259          76,870
 Write-off of debt
  discount . . . . . . . . .                                     75,000
 Value of services paid
  by options and
   warrants  . . . . . . . .                                     80,000
 Accretion of compensatory
  options and warrants . . .       28,126                       106,807
(Increase)decrease in
  prepaid expenses and
  other assets . . . . . . .        8,925       (31,701)        (66,133)
 Increase (decrease) in
  account payable and
  accrued expenses  . . . . . .   (13,466)       (4,327)         85,953
 Expenses paid by
  affiliate . . . . . . . . . .                                  96,682
 Increase in management
  fees payable. . . . . . . . .                                 112,500
                                  ---------   ---------      ----------
     Net cash (used in)
      operating activities. . .   (358,724)   (269,289)      (2,167,057)
                                  ---------   ---------      ----------
 CASH FLOW FROM INVESTING
  ACTIVITIES:
   Net sales (purchases) of
    investments . . . . . . . .    240,564     (40,636)      (2,417,415)
   Acquisition of equipment . .                (20,664)        (125,604)
   Organization costs . . . . .                                  (1,069)
     Net cash (used in)
      investing activities . . .   240,564     (61,300)      (2,544,088)
                                  ---------   ---------      ----------
 CASH FLOW FROM FINANCING
  ACTIVITIES:
   Issuance of common stock -
     net of expenses . . . . . .                              4,991,674
    Proceeds form note payable
     - affiliates  . . . . . . .                                 14,000
    Proceeds from notes payable
     - stockholders  . . . . . .                                 96,300
    Proceed from notes payable
     - other . . . . . . . . . .                                300,000
    Repayment of notes payable -
     stockholders and other. . .                               (410,300)
                                  ---------   ---------      ----------
     Net cash provided by
      financial activities . . .                              4,991,674
                                  ---------   ---------      ----------
 NET INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS . . . . .   (118,160)   (330,589)        280,529

 Cash and cash equivalents
  - beginning of period  . . . .    398,689     458,534           - 0 -

 CASH AND CASH EQUIVALENTS
  - END OF PERIOD  . . . . . .   $  280,529  $  127,945      $  280,529
                                 ==========  ==========      ==========

                  PANAX PHARMACEUTICAL COMPANY LTD.
                    (a development stage company)
                    NOTE TO FINANCIAL STATEMENTS
                            (unaudited)

     The unaudited financial statements of Panax Pharmaceutical Company Ltd. (The "Company") as of September 30, 1996 and three months ended September 30, 1996 and September 30, 1995 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the note thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. The results for the interim periods are not necessarily indicative of the results for the fiscal year.

PLAN OF OPERATION

     The Company is primarily engaged in the discovery and development of new pharmaceutical compounds identified in and isolated from plants. The Company takes the ethnobotanical approach to the study of plants which is supplemented by medical science and natural product chemistry. Many of the plants targeted by the Company are indigenous to Russia and other States of the Commonwealth of Independent States.

     The Company conducts its research activities in Russia, under its long-term agreement with the Komarov Institute, and in the United States under agreements with the National Cancer Institute, University of Kansas and Case Western Reserve University, as well as under arrangements with other university laboratories and contract research organizations. As of September 30, 1996, the Company collected and catalogued approximately 1,400 species of plants and fungi and accumulated a library of pure compounds which consists of hundreds of molecules, some of which appear to have novel structure and/or previously unknown pharmacological activity. The Company's testing program has focused on selected targets in the following therapeutic areas: anti-fungal, anti-bacterial, anti-viral, immune system stimulation and suppression, anti-cancer, and the central nervous system (CNS). Currently, four compounds are undergoing preclinical testing for toxicity and efficacy in the anti-fungal and anti-bacterial areas.

     The Company incurred a loss of $392,336 and $240,520 for the three months ended September 30, 1996 and 1995, respectively. The Company expects to incur additional losses in the foreseeable future. The per share loss was $0.13 and $0.07 for the three month periods ending September 30, 1996 and 1995, respectively. The decrease in the weighted average number of common shares outstanding in the current fiscal year is the result of the return of a total 180,000 shares in December 1995 and January 1996 which are being held in treasury.

     The Company had no revenues for the three months ended September 30, 1996
other than interest income.   The Company had interest income on the proceeds
of the Company's initial public offering in January 1995 of its stock and warrants. The interest income amounted to $26,228 and $43,090 for the three months ended September 30, 1996 and 1995, respectively and $350,983 for the period from inception through September 30, 1996.

     Research and development expenses amounted to $196,901 and $ 94,257 for the three months ended September 30, 1996 and 1996, respectively.
The increase was attributable to the expansion of operations including research conducted under the agreement with University of Kansas, hiring of Dr. Robert Krell as Senior Vice President of Research and Development, and the addition of scientific consultants and members of the Company's Scientific Advisory Board. The Company does not anticipate a material increase in its current level of research and develpment expenses through the remainder of the fiscal year from the level for the three months ended September 30, 1996, unless a clinical candidate is licensed by the Company in which case the Company will require additional capital in order to fund the research and development activities.

     Panax expects to further expand preclinical studies for toxicity and efficacy in the anti-fungal and anti-bacterial areas. The Company will conduct research activities in Russia and will continue its collaborative relationships with the National Institute of Health, as well as with the University of Kansas for structure modification of selected compounds utilizing combinatorial chemistry, and with Case Western Reserve University to perform preclinical studies on compounds with anti-fungal activity. Utilizing contractual agreements with university laboratories, governmental institutions and contract research organizations will allow the Company to maintain its current comparatively low level of operating expenditures.

     General and administrative expenses amounted to $221,663 and $189,353 for the three months ended September 30, 1996 and 1995, respectively.
The increase was attributable to the amortization of the value of a warrant issued to a financial advisor, as well as higher accounting and investor relations expenses. The increase has been partially ofset by reductions in legal and recruiting fees. The Company does not anticipate a material increase in its current level of general and administrative expenses through the remainder of the fiscal year from the level for the three months ended September 30, 1996.

     Cash and investments totaled $2,697,944 as of September 30, 1996. The Company estimates that the cost of operations for the year ending June 30, 1997 will be approximately $2,000,000, of which approximately $1,100,000 will be expended for research and development.

      The Company will seek to enter into agreements with additional universities and pharmaceutical companies for joint research and development of the Company's biologically active compounds. The Company will continue to actively seek licensing or aquisition opportunities for compounds in the clinical stage of development or platform technologies from academic, governmental or industry sources. If the Company is successful in this effort, the Company will likely require and seek additional capital in order to fund the research and development activities. No assurance can be given that the Company will be successful in attracting such opportunities or in obtaining the required funding.

PART II -- OTHER INFORMATION

Item 4 -- Other Information

        None

Item 5 -- Exhibits and Reports on Form 8-K

 	None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAX PHARMACEUTICAL COMPANY LTD.

                            /s/ Taffy J. Williams, Ph.D.
                            ---------------------------------
                            Taffy J. Williams, President
                            and Chief Executive Officer



                            /s/ Norman Eisner, Vice President
                            ----------------------------------
                            Norman Eisner, Vice President,
                            Treasurer and Chief Financial Officer

Date:  November 12, 1996