Form 10QSB
period 1996-12-31
PANAX PHARMACEUTICAL CO LTD
filed 1997-02-18
CIK 929547

==============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996


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


==============================================================================

                      PANAX PHARMACEUTICAL COMPANY LTD.

                            TABLE OF CONTENTS
                                                                        Page
PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS -- For December 31, 1996 (unaudited) and
     June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .       3

STATEMENT OF OPERATIONS (unaudited) -- For the Three and Six Months
     Ended December 31, 1996 and December 31, 1995 and the Period
     from July 1, 1993 (Commencement of Operations) through
     December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .       4

STATEMENT OF CASH FLOWS (unaudited) -- For the Six Months Ended
     December 31, 1996 and December 31, 1995 and the Period From
     July 1, 1993 (Commencement of Operations) through
     December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .       5

NOTE TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .       6

PLAN OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .       6

PART II - OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . .       9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  . . .      10

Part I - Financial Information

                              PANAX PHARMACEUTICAL COMPANY LTD.
                               (a development stage company)
                                      BALANCE SHEET

                                         December 31,1996       June 30, 1996
                                         ----------------       -------------
ASSETS
  Current Assets:
    Cash and cash equivalents . . . . . . .    $  158,593          $  398,689
    Certificate of deposit  . . . . . . . .       300,000             200,000
    Investments to be held on maturity. . .     1,820,155           2,457,979
    Other current assets  . . . . . . . . .        64,890              37,558
                                               ----------          ----------
      Total current assets  . . . . . . . .     2,343,638           3,094,226
                                               ----------          ----------
  Equipment
    Research equipment  . . . . . . . . . .       111,534             109,733
    Other equipment . . . . . . . . . . . .        15,872              15,872
                                               ----------          ----------
                                                  127,406             125,605
  Less accumulated depreciation . . . . . .        85,462              66,344
                                                ---------           ---------
                                                   41,944              59,261

  Other Assets . . . . . . . . . . . . . .         37,961              38,069
                                               ----------          ----------
      TOTAL . . . . . . . . . . . . . . . .    $2,423,512          $3,191,556
                                               ==========          ==========
LIABILITIES
  Current liabilities:
    Accounts payable and other
     accrued expenses  . . . . . . . . . .     $   41,970          $   71,419
                                               ----------          ----------
    Management fees payable  . . . . . . .              0             112,500
                                               ----------          ----------
    Accrued salary - stockholder . . . . .              0              28,000
                                               ----------          ----------
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value;
  authorized 10,000,000 shares;
  outstanding 3,342,327 and
  3,315,710 shares respectively. . . . . .            334                 331
Additional paid-in capital . . . . . . . .      5,646,773           5,460,543
Unamortized value of warrants. . . . . . .       (119,643)           (138,819)
Deficit accumulated during the
  development stage  . . . . . . . . . . .     (3,145,892)         (2,342,400)
Less common stock held in treasury
  (0 and 180,000 shares) . . . . . . . . .              0                 (18)
                                              -----------         -----------
     Total stockholder's equity  . . . . .      2,381,572           2,979,637
                                              -----------         -----------
     TOTAL . . . . . . . . . . . . . . . .     $2,423,542          $3,191,556
                                              ===========         ===========

                 PANAX PHARMACEUTICAL COMPANY LTD.
                   (a development stage company)
                   STATEMENT OF OPERATIONS
                          (Unaudited)


                                                                  Period from
                                                                  July 1, 1993
                                                                 (Commencement
                                                                of Operations)
                                  Three Months    Six Months          Through
                                       Ended December 31,         December 31,
                                -----------------------------   -------------
                                 1996    1995    1996    1995       1996
                                -----   -----   -----   -----   -------------
Sales . . . . . . . . . .     $ 1,425           $ 1,425              $ 1,425
Cost of Goods Sold  . . .         900               900                  900
                              -------  -------  -------  -------   ---------
Profit from Sales . . . .         525               525                  525

Costs and Expenses:

  Research and
   development . . . . .     $227,722 $138,798 $424,624 $233,055  $1,590,966

  General and
   administrative . . . .     223,138  234,575  444,801  423,928   1,865,354

  Write-off of
   debt discount  . . . .        -        -        -        -         75,000

  Interest expense. . . .        -        -        -        -          6,160
                              -------  -------  -------  -------   ---------

                              450,860  373,373  869,425  656,983   3,536,580

Interest (Income) . . . .     (39,180) (97,484) (65,408)(140,574)   (390,163)
                              -------  -------  -------  -------   ---------

Net Loss  . . . . . . . .    $411,155 $275,889 $803,492 $516,409  $3,145,892
                             ======== ======== ======== ========  ==========

  Net loss per share. . .        $.13     $.08     $.25     $.16
                               ======   ======   ======   ======
Weighted average number
  of common shares
  outstanding . . . . . .   3,223,298 3,315,750 3,179,504 3,315,710
                            ========= ========= ========= =========

                 PANAX PHARMACEUTICAL COMPANY LTD.
                  (a development stage company)
                    STATEMENT OF CASH FLOWS

                                                                   Period from
                                                                  July 1, 1993
                                                                (Commencements
                                                                of Operations)
                                        Six Months Ended              Through
                                          December 31,            December 31,
                                    ------------------------     -------------
                                    1996               1995            1996
                                   ------             ------     -------------
Cash flows from
  operating activities:
    Net loss . . . . . . . .     $ (803,492)      $ (516,409)   $ (3,145,892)
 Adjustments to reconcile net
  loss to net cash (used in)
  operating activities:
    Depreciation and
     amortization . . . . . . . .    19,120           16,177          85,963
    Write-off of debt discount. .                                     75,000
    Value of services paid by
     options & warrants . . . . .                                     80,000
    Accretion of compensatory
     options and warrants . . . .    64,925           24,792         143,606
    (Increase)decrease in
      prepaid expenses and
      other assets  . . . . . . .   (27,224)         (76,327)       (102,282)
    Increase (decrease) in
     accounts payable and
     accrued expenses . . . . . .   (29,449)           1,357          69,970
    Expenses paid by affiliate. .                                     96,682
    Increase in management
     fees payable . . . . . . . .                                   (112,500)
                                    ---------        --------      ----------
       Net cash (used in)
        operation activities. . .  (776,120)        (550,410)     (2,584,453)
                                   ---------        ---------     ----------
 CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of investments  . . .   537,824          354,565      (5,430,155)
  Acquisition of equipment. . . .    (1,800)         (24,233)       (127,404)
   Organization costs  . . . . . .                                     (1,069)
       Net cash (used in)
        investing activities. . .   536,024         (330,332)     (2,248,628)
                                   --------         ---------     -----------
 CASH FLOW FROM FINANCING ACTIVITIES
   Issuance of common stock -
    net of expenses . . . . . . .                                  4,991,674
   Proceeds form note payable -
    affiliates. . . . . . . . . .                                     14,000
   Proceeds from notes payable -
    stockholders. . . . . . . . .                                     96,300
   Proceed from notes payable -
    other . . . . . . . . . . . .                                    300,000
   Repayment of notes payable -
    stockholders and other. . . .                                   (410,300)
                                  --------        ---------       -----------
      Net cash provided by
       financing activities . . .                                  4,991,674
                                  --------        ---------       -----------
 NET INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS . . . . . .(240,096)        (220,078)         158,593

 Cash and cash equivalents -
  beginning of period . . . . . .  398,689          458,534            - 0 -

 CASH AND CASH EQUIVALENTS -
  END OF PERIOD . . . . .       $  158,593       $  238,456       $  158,593
                                 =========        =========        =========

NON-CASH ACTIVITY: Conversion of management fee payable and accrued salary into 206,617 shares of common stock (26,617 newly issued shares and 180,000 shares held in treasury).

                  NOTE TO FINANCIAL STATEMENTS
                         (unaudited)

     The unaudited financial statements of Panax Pharmaceutical Company Ltd. (the "Company") as of December 31, 1996 and three and six months ended December 31, 1996 and December 31, 1995 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

                       PLAN  OF  OPERATIONS

General

     Panax Pharmaceutical Company Ltd. ("the Company") has been primarily engaged in the discovery and development of new pharmaceutical compounds identified in and isolated from plants. The Company takes the ethnobotanical approach to the study of plants which is supplemented by medical science and natural product chemistry. Many of the plants targeted by the Company are indigenous to Russia and other States of the Commonwealth of Independent States.

     The Company conducts its research activities in Russia, under its long-term agreement with the Komarov Institute, and in the United States under agreements with the National Cancer Institute, University of Kansas and Case Western Reserve University, as well as under arrangements with other university laboratories and contract research organizations. As of December 31, 1996, the Company collected and catalogued approximately 1,400 species of plants and fungi and accumulated a library of pure compounds which consists of hundreds of molecules, some of which appear to have novel structures and/or previously unknown pharmacological activity. The Company's testing program has focused on targets in the following therapeutic areas: anti-fungal, anti-bacterial, anti-viral, immune system stimulation and suppression, anti-cancer, and the central nervous system (CNS). Currently, four compounds are undergoing preclinical testing for toxicity and efficacy in the anti-fungal and anti-bacterial areas.

Significant Events

     In 1996 the Company determined to expand its research and development effort through the acquisition and licensing of new technologies and products. In January 1997, the Company entered into an agreement in principle to acquire Sangen Pharmaceutical Company ("Sangen") and signed a letter of understanding with Dr. Craig Aronchick to acquire rights to a preparative tablet used to clear the colon prior to colonoscopy.

     Agreement in principle to combine with Sangen Pharmaceutical Company:

     In January 1997, the Company entered into an agreement in principle to acquire Sangen ("Combination"), a corporation recently organized to engage in the discovery and development of pharmaceutical products for the treatment of infectious and inflammatory diseases and cancer. The Combination is subject to several contingencies including: (i) execution of a definitive agreement,

(ii) agreements for the acquisition of licenses to Sangen's technologies, and
(iii) the completion of a new debt or equity financing of at least $7,500,000 by late 1997. Following the Combination, Dr. Leonard S. Jacob, Sangen's sole stockholder and Chief Executive Officer, will become the Chairman of the Board and Chief Executive Officer and will execute a long term employment agreement with the Company. Dr. Taffy Williams, currently President and Chief Executive Officer will become President and Chief Operating Officer of the combined Company. Pursuant to the Combination, the Company will acquire rights to two technologies for a combination of royalties, warrants and cash payments. Warrants for the purchase of up to an aggregate of 2,564,540 shares of the common stock of the Company at an exercise price of $.61 per share, the average market price of the Company for the period immediately prior to the execution of the agreement in principle, will be issued upon completion of the Combination. A total of 1,783,340 shares will be exercisable upon completion of the Combination, with 900,000 initially subject to buy back, with the remaining 781,200 dependent upon certain milestones. Prior to the completion of the Combination, the Company has agreed to provide a non interest bearing loan to Sangen for research and development expenses of up to $100,000.

     In consideration of his efforts with respect to the foregoing transactions, the Company granted to Dr. Taffy J. Williams upon consummation of the Combination an employee stock option to purchase 500,000 shares of the common stock of the Company, the grant of which is subject to the consummation of the foregoing $7,500,000 financing and the approval by the Company's shareholders of amendments to the Company's Stock Option Plan providing for an increase in the shares subject to the Plan and expanding the adjustment provisions under the Plan.

     Letter of understanding to acquire the colonic preparation:

     In January 1997, the Company signed a letter of understanding to acquire the exclusive worldwide license to manufacture and sublicense a novel preparative tablet product for clearing the colon prior to colonoscopy from Dr. Aronchick. In addition to the payment of royalty fees, the Company has agreed to engage Dr. Aronchick as a consultant under a long term agreement pursuant to which he is to receive cash fees and options to purchase up to 750,000 shares of common stock exercisable at a price of $.61 per share, with the ability to exercise options to be subject to the satisfaction of certain financing and sale contingencies and the approval of the shareholders of the Company of a Consultant Option Plan recently adopted by the Board of Directors under which the options were authorized.

Results of Operations

     The Company incurred a loss of $411,155 and $275,889 for the three month and $803,492 and $516,409 for the six month periods ended December 31, 1996 and 1995, respectively. The Company expects to incur additional losses in the foreseeable future. The per share loss was $0.13 and $0.08 for the three month and $0.25 and $0.16 for the six month periods ended December 31, 1996 and 1995, respectively. The increase in the weighted average number of common shares outstanding in the three and six month periods ended December 31, 1996 is the result of the issuance of 206,617 shares of the Common Stock of the Company for conversion of certain liabilities held by certain officers and directors.

     The Company had revenues of $1,425 for the three months ended December 31, 1996 with no revenues in prior periods. The revenues were derived from chemical synthesis services provided by the Company and its contractors.

     Interest income amounted to $39,180 and $97,484 for the three month and $65,408 and $140,574 for the six month periods ended December 31, 1996 and 1995, respectively and $390,163 for the period from inception through December 31, 1996. Interest income was earned on the proceeds of the Company's initial public offering in January 1995 of its commonstocks and warrants. Interest income has been decreasing reflecting reduced cash balances.

     Research and development expenses amounted to $227,722 and $138,798 for the three month and $424,624 and $233,055 for the six month periods ended December 31, 1996 and 1995, respectively. The increase was attributable to the expansion of operations including research conducted under an agreement with the University of Kansas, an agreement with Case Western Reserve University, as well as agreements with contract research organizations for preclinical testing of the Company's compounds. Research and development expenses are expected to increase substantially in future quarters following:
(i) the acquisition of the world-wide rights of a preparative tablet for clearing the colon prior to colonoscopy (see Significant Events) and (ii) completion of the proposed Combination with Sangen in which the Company will license and develop two platform technologies (see Significant Events).

     General and administrative expenses amounted to $223,138 and $234,575 for the three month and $444,801 and $423,923 for the six month periods ended December 31, 1996 and 1995, respectively. The Company anticipates an increase in general and administrative expenses following completion of the Combination following which Dr. Leonard S. Jacob will become the Chairman of the Board and Chief Executive Officer of the Company.

Liquidity and Capital Resources

     Cash and investments totaled $2,278,748 as of December 31, 1996. The Company estimates that the cost of operations for the year ending June 30, 1997 will be approximately $2,000,000, of which approximately $1,100,000 will be expended for research and development.

     In November 1996, the Company agreed to issue 206,617 shares of common stock in satisfaction of contingent obligations totaling $140,500 consisting of: (i) 165,441 shares for $112,500 as to management fees payable to Amercom Funding Ltd. ("Amercom"), which affiliates are certain officers, directors and shareholders, of the Company, all of which came from the Company's treasury stock and, (ii) 41,176 shares for $28,000 as to accrued salary payable to an officer and director of the Company, of which, 14,559 shares came from the Company's treasury stock and 26,617 were newly issued. The stock was converted at $0.68 per share, the market price on that date.

     In January 1997 the Company employed Amercom, which was previously engaged to provide management services pursuant to a Management Services Agreement expiring February 1, 1998, to assist in assigning of the Company's office lease at 425 Park Avenue, New York, New York. Amercom may receive warrants to purchase up to 398,750 shares of common stock of the Company based on the date and extent of its success in assigning the lease, at an exercise price of $.61 per share. In the event the Sangen Combination acquisition is successfully consummated, the Management Agreement is to be extended for a two year period with the compensation for the first year to be $100,000 and for the second year to be warrants to purchase 175,000 shares of the common stock of the Company at an exercise price pf $.61 per share.

     The Company's future capital requirements depend on numerous factors which cannot be quantified, including continued progress in its research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scale-up, effective marketing activities and arrangements, and licensing or acquisition activity. The Company will seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its business. If adequate funds are not available, the Company's business will be materially and adversely affected.

     The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to its novel preparative tablet product for clearing the colon prior to colonoscopy and its contemplated acquisition of two technologies for the treatment of infectious and inflammatory diseases and cancer. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

                   PART II -- OTHER INFORMATION

    Item 4 -- Submission of Matters to a Vote of Security Holders

     At the 1996 Annual Meeting of Shareholders of the Company held on December 19, 1996 the following action, were taken by the shareholders:

     (a) The Directors of the Company were reelected by the following votes:

            Name                  FOR            Abstain
           -------               -------         --------
  Dr. Taffy J. Williams         2,622,132         27,500
  Dr. Tanya G. Akimova          2,622,132         24,050
  Mr. J. Robert LeShufy         2,625,132         24,050
  Dr. Armen L. Takhtajan        2,625,632         24,050
  Mr Norman Eisner              2,625,132         24,050
  Mr. Bernard Nagelberg         2,622,382         27,300
  Mr. David Zaretsky            2,622,382         24,550
  Dr. Leonid Shpilenya          2,622,632         27,050


     (b) The approval of an amendment of the Stock Option Plan to increase the number of shares subject to the Plan from 500,000 to 800,000 by vote of 1,652,585 shares FOR, 47,500 shares AGAINST and 3,800 shares ABSTAINED.

     Item 5 -- EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits:

     10(a)-1    Amendment to 1993 Stock Option Plan as approved on December
                19, 1996.

     10(j) Copy of press release announcing a letter of understanding to acquire a product for clearing the colon prior to colonoscopy.

     10(k) Copy of press release announcing agreement in principle to effect a business combination with Sangen Pharmaceutical Company.

     (B)  Report of Form 8K

    No report of Form 8K were filed with respect to events during the three months ended December 31, 1996.

Signatures

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

Date:  February 14, 1997