Form 10QSB
period 1997-03-31
PANAX PHARMACEUTICAL CO LTD
filed 1997-05-15
CIK 929547

========================================================================
======
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1997


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


========================================================================
======

                      PANAX PHARMACEUTICAL COMPANY LTD.

                            TABLE OF CONTENTS

Page
PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS -- For March 31, 1997 (unaudited) and
     June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .
 3

STATEMENT OF OPERATIONS (unaudited) -- For the Three and Nine Months

     Ended March 31, 1997 and March 31, 1996 and the Period
     from July 1, 1993 (Commencement of Operations) through
     March 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .
 4

STATEMENT OF CASH FLOWS (unaudited) -- For the Nine Months Ended
     March 31, 1997 and March 31, 1996 and the Period From
     July 1, 1993 (Commencement of Operations) through
     March 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .
 5

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

PART II - OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . .
 9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  . . .
10

Part I - Financial Information

                              PANAX PHARMACEUTICAL COMPANY LTD.
                               (a development stage company)
                                      BALANCE SHEET

                                         March 31,1997          June 30,
1997
                                         ----------------
-------------
ASSETS
  Current Assets:
    Cash and cash equivalents . . . . . . .    $  181,054          $
398,689
    Certificate of deposit  . . . . . . . .       549,012
200,000
    Investments to be held on maturity. . .     1,045,592
2,457,979
    Other current assets  . . . . . . . . .        65,766
37,558
                                               ----------
----------
      Total current assets  . . . . . . . .     1,841,424
3,094,226
                                               ----------
----------
  Equipment

    Research equipment  . . . . . . . . . .       111,534
109,733
    Other equipment . . . . . . . . . . . .        15,872
15,872
                                               ----------
----------
                                                  127,406
125,605
  Less accumulated depreciation . . . . . .        93,996
66,344
                                                ---------
---------
                                                   33,410
59,261

  Other Assets . . . . . . . . . . . . . .        203,587
38,069
                                               ----------
----------
      TOTAL . . . . . . . . . . . . . . . .    $2,078,421
$3,191,556
                                               ==========
==========
LIABILITIES
  Current liabilities:
    Accounts payable and other
     accrued expenses  . . . . . . . . . .     $   56,707          $
71,419
                                               ----------
----------
    Management fees payable  . . . . . . .              0
112,500
                                               ----------
----------
    Accrued salary - stockholder . . . . .              0
28,000
                                               ----------
----------
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value;
  authorized 10,000,000 shares;
  outstanding 3,342,327 and
  3,315,710 shares respectively. . . . . .            334
331
Additional paid-in capital . . . . . . . .      6,516,411
5,460,543
Unamortized value of warrants. . . . . . .       (921,781)
(138,819)
Deficit accumulated during the
  development stage  . . . . . . . . . . .     (3,573,250)
(2,342,400)
Less common stock held in treasury
  (0 and 180,000 shares) . . . . . . . . .              0
(18)
                                              -----------
-----------
     Total stockholder's equity  . . . . .      2,021,714
2,979,637
                                              -----------
-----------
     TOTAL . . . . . . . . . . . . . . . .     $2,078,421
$3,191,556
                                              ===========
===========

                 PANAX PHARMACEUTICAL COMPANY LTD.
                   (a development stage company)
                   STATEMENT OF OPERATIONS
                          (Unaudited)



           Period from

             July 1, 1993

            (Commencement)
                                           Three Months            Nine
Months         of Operations
                                          Ended March 31,         Ended
March 31,         Trough
                                         -----------------
----------------     --------------
                                          1997       1996         1997
   996      March 31, 1997
                                         -----       -----       -----
  -----     --------------
Sales . . . . . . . . . . . . . .                              $ 1,425
                $ 1,425
Cost of Goods Sold  . . . . . . .                                  900
                    900
                                       -------     -------     -------
-------      ----------
Profit from Sales . . . . . . . .                                  525
                    525

Costs and Expenses:

  Research and development. . . .    $ 198,727   $ 152,144   $ 623,350
$ 385,199     $1,788,792

  General and administrative. . .      263,093     198,018     707,895
 621,946      2,128,448

  Write-off of debt discount. . .            -           -           -
       -         75,000

  Interest expense. . . . . . . .            -           -           -
       -          6,160
                                      --------    --------    --------
--------    -----------
                                       461,820     350,162   1,331,245
1,007,145      3,998,400

Interest (Income) . . . . . . . .      (34,462)    (62,200)    (99,870)
(202,774)      (424,625)
                                      --------    --------    --------
--------    -----------

Net Loss  . . . . . . . . . . . .    $ 427,358   $ 287,962  $1,230,750
$ 804,371     $3,573,250
                                     =========   =========   =========
=========    ===========

  Net loss per share. . . . . . .        $ .13       $ .09       $ .38
   $ .25
                                        ======      ======      ======
  ======
Weighted average number of common
 shares outstanding . . . . . . .    3,342,327   3,163,732   3,232,986
3,262,692
                                     =========   =========   =========
=========

                 PANAX PHARMACEUTICAL COMPANY LTD.
                  (a development stage company)
                    STATEMENT OF CASH FLOWS


                    Period from

                   July 1, 1993

                  (Commencements
                                                          Nine Months
Ended March 31,        of Operations)

---------------------------           Through
                                                             1997
     1996          March 31, 1997
                                                            ------
    ------         --------------
Cash flows from operating activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . .  $ (1,230,850)
   $ (804,371)      $ (3,573,250)
 Adjustments to reconcile net loss to
  net cash (used in) operating activities:
    Depreciation and amortization  . . . . . . . . . . .        27,653
       25,746             94,496
    Write-off of debt discount . . . . . . . . . . . . .
                          75,000
    Value of services paid by
     options & warrants. . . . . . . . . . . . . . . . .
                          80,000
    Accretion of compensatory
     options and warrants. . . . . . . . . . . . . . . .       132,425
       51,460            211,106
    (Increase)decrease in prepaid expenses
     and other assets. . . . . . . . . . . . . . . . . .      (193,726)
      (69,571)          (268,784)
    Increase (decrease) in accounts payable
     and accrued expenses. . . . . . . . . . . . . . . .       (14,712)
      (24,832)            84,707
    Expenses paid by affiliate . . . . . . . . . . . . .
                          96,682
    Increase in management fees payable. . . . . . . . .
                         112,500
                                                            ----------
   ----------        -----------
       Net cash (used in) operation activities . . . . .    (1,279,210)
     (821,410)        (3,087,543)
                                                            ----------
   ----------        -----------
 CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of investments . . . . . . . . . . . . . . .     1,063,375
      582,688         (4,904,604)
  Redemption of investments and
   certificate on deposits . . . . . . . . . . . . . . .
                       3,310,000
  Acquisition of equipment . . . . . . . . . . . . . . .        (1,800)
      (35,014)          (127,404)
   Organization costs  . . . . . . . . . . . . . . . . .
                          (1,069)
                                                            ----------
   ----------        -----------
       Net cash (used in) investing activities . . . . .     1,061,575
    (547,674)         (1,723,077)
                                                            ----------
   ----------        -----------
 CASH FLOW FROM FINANCING ACTIVITIES
   Issuance of common stock - net of expenses. . . . . .
                       4,991,674
   Proceeds form note payable - affiliates . . . . . . .
                          14,000
   Proceeds from notes payable - stockholders  . . . . .
                          96,300
   Proceed from notes payable - other  . . . . . . . . .
                         300,000
   Repayment of notes payable - stockholders and other .
                        (410,300)
                                                            ----------
   ----------        -----------
      Net cash provided by financing activities  . . . .
                       4,991,674
                                                            ----------
   ----------        -----------
 NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS . .      (217,635)
     (273,894)           181,054

 Cash and cash equivalents - beginning of period . . . .       398,689
      458,534              - 0 -

 CASH AND CASH EQUIVALENTS - END OF PERIOD . . . . . . .    $  181,054
   $  184,640         $  181,054
                                                            ==========
   ==========         ==========

NON-CASH ACTIVITY: Conversion of management fee payable and accrued salary into 206,617 shares of common stock (26,617 newly issued shares and 180,000 shares held in treasury).

                     PANAX  PHARMACEUTICAL  COMPANY LTD.
                        (a development stage company)

                        NOTE  TO  FINANCIAL  STATEMENTS
                                  (unaudited)

     The unaudited financial statements of Panax Pharmaceutical Company Ltd. ("Panax or the "Company") as of March 31, 1997 and three and nine months ended March 31, 1997 and March 31, 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

PLAN OF OPERATION

General

     Panax historically has been engaged in the discovery and development of new pharmaceutical compounds identified in and isolated from plants. The Company takes the ethnobotanical approach to the study of plants which is supplemented by medical science and natural product chemistry. Many of the plants targeted by the Company are indigenous to Russia and other states of the Commonwealth of Independent States.

     In late 1996 and 1997 to date, Panax has sought out opportunities to expand its product pipeline via licensing or acquisition of drug candidates and platform technologies. As previously reported, the Company entered in (i) January 1997 into a letter of intent to acquire Sangen Pharmaceutical Company Inc. ("Sangen"), which was recently organized to engage in the discovery and development of pharmaceutical products for the treatment of cancer, and (ii) February 1997 into an agreement granting the Company an exclusive worldwide license to manufacture and sub-license a novel preparative product being developed by the licensors for clearing the colon prior to colonoscopy ("Purgative Product"). Sangen's principal asset is its right to acquire an exclusive worldwide license to the Thrombospondin ("TSP-1") technology which as indicated by early preclinical studies, may be useful in the prevention of metastatic cancer including breast, lung, prostate, pancreas and squamous cell cancer. In May 1997 Panax executed a letter of intent to acquire CorBec Pharmaceuticals, Inc. ("CorBec"), which is engaged in the development of pharmaceuticals designed to modulate the immune system by manipulating macrophage and mast cell function.

     Consummation of the proposed acquisitions of Sangen, the TSP-1 technology and CorBec are subject to several conditions, including, the execution and delivery of acquisition agreements and the consummation by the Company of a financing of at least $7,500,000 by November 1997 with respect to Sangen and the TSP-1 technology and a financing of at least $8,000,000 by August 1997 with respect to CorBec. The license agreement for the Purgative Product, provides the licensor with the right to terminate the agreement if the Company has not completed a financing of at least $2,000,000 by November 1997.

     The proposed Sangen acquisition, if consummated, will result in the issuance at the time of the acquisition, to Dr. Leonard S. Jacob, Sangen's sole stockholder and Chief Executive Officer, who will become Chairman of the Board and Chief Executive Officer of the Company under a long term employment agreement, of options to purchase the greater of 1,200,000 shares of Common Stock or such number of shares of Common Stock at the time of the acquisition as equals 7.5% of the Fully Diluted Capitalization. Dr. Taffy J. Williams, Panax's President and Chief Executive Officer who will become President and Chief Operating Officer of the Company following the acquisition, received in January 1997, an option to purchase the greater of 500,000 shares of Common Stock or such number of shares of Common Stock at the time of the acquisition as equals 5% of the Fully Diluted Capitalization. The exercise price of the options is $.61 per share, the market price on the date of the agreement in principle. Fully Diluted Capitalization means all the outstanding shares of Common Stock, plus all shares of Common Stock reserved for issuance upon conversion or exercise of outstanding convertible securities, options and warrants other than the warrants issued in the Company's initial public offering.

     The Sangen acquisition will also involve the grant to the inventor of the TSP-1 technology and a university of options to purchase an aggregate of 250,000 shares of which one-half will be exercisable upon achievement of specified milestones in the development of a new drug candidate. In addition, the inventor and the university will also be entitled to cash royalties based on net sales and sub-license fees derived from the technology. The Company has agreed to fund additional research in the inventor's laboratory for a two year period at a cost of $200,000 per year with commitment for an additional one year based on the successful completion of Phase II clinical trials. The inventor will be engaged as a consultant to the Company for a two year period at a fee of $50,000 per year.

     In consideration for the grant of a license to the Purgative Product, the Company (i) is obligated to make certain payments based on milestones, aggregating to $500,000 based on the completion of a financing and certain development milestones, of which $100,000 has been paid, (ii) has issued options to purchase an aggregate of 750,000 shares of Common Stock at a price of $0.61 per share, of which 250,000 shares are currently exercisable and 500,000 shares become exercisable if certain development milestones are met and (iii) is required to pay cash royalties of 2% of net sales of the related drug which percentage which will increase to 4% with respect to sales in excess of $5,000,000 and to 6% as to sales in excess of $10,000,000. The payment of $100,000 is not refundable in the event a financing of at least $2,000,000 is not completed by November 1997 and the licensor chooses to terminate the license agreement.

     The acquisition of CorBec, if consummated will result in the payment of $750,000 and the issuance of 750,000 shares of Common Stock of the Company with provisions for additional cash payments and stock issuances based upon the achievement of certain milestones for CorBec's most advanced drug candidate, CBP-1011, an orally administered glucocorticoid analog, which is in a Phase III pivotal clinical trial in the United States for the treatment of Idiopathic Thrombocytopenia Purpura. These milestones include the receipt of an FDA letter of approval to sell the drug, and certain designated annual amounts of sales. The maximum cash and shares to be issued will be an aggregate of $8,000,000 in cash and 440,000 shares of Common Stock. Additional cash payments of up to $8,500,000 and 280,000 shares of Common Stock are to be made based on the achievement of certain annual levels of sales of a second drug developed from the CorBec technology.

Results of Operations

     The Company incurred a loss of $427,358 and $287,962 for the three month and $1,230,850 and $804,371 for the nine month periods ended March 31, 1997 and 1996, respectively. The Company expects to incur additional losses in the foreseeable future. The per share loss was $0.13 and $0.09 for the three month and $0.38 and $0.25 for the nine month periods ended March 31, 1997 and 1996, respectively. The increase in the weighted average number of common shares outstanding in the current fiscal year is the result of the issuance of 165,441 shares of the Common Stock of the Company to Amercom in full satisfaction of the deferred obligation of the Company to pay $112,500 as management fee for consulting services rendered in 1994, and of the issuance of 41,176 shares of the Common Stock of the Company to Dr. Tanya Akimova, Vice President of the Company, in full satisfaction of the deferred obligation of the Company to pay Dr. Akimova $28,000 as her salary for the six months ended in June 30, 1993.

     The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to its Purgative Product and its contemplated acquisition of two technologies for the treatment of auto-immune diseases and cancer. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

     The Company had no revenues in the three months ended March 31, 1997 and revenues of $1,425 for the nine months ended March 31, 1997. The revenues were derived from chemical synthesis services provided by the Company and its contractors. The Company intends to seek additional opportunities to generate revenues from chemical synthesis and the sale of extracts.

     Interest income amounted to $34,462 and $62,200 for the three month and $99,870 and $202,774 for the nine month periods ended March 31, 1997 and 1996, respectively and $424,625 for the period from inception through March 31, 1997. Interest income was earned on the proceeds of the Company's initial public offering in January 1996 of its common stock and warrants. Interest income has been decreasing reflecting reduced cash balances.

     Research and development expenses amounted to $198,726 and $152,144 for the three month and $623,350 and $385,199 for the nine month periods ended March 31, 1997 and 1996, respectively. The increases were attributable to the expansion of operations including research conducted under an agreement with the University of Kansas, as well as agreements with contract research organizations for preclinical testing of the Company's compounds. Research and development expenses are expected to increase substantially in the future if the foregoing proposed acquisitions are consummated and development of the Purgative Product continues provided the license is not terminated.

     General and administrative expenses amounted to $263,094 and $198,018 for the three month and $707,895 and $621,946 for the nine month periods ended March 31, 1997 and 1996, respectively. The increases in general and administrative expenses in the respective periods are the result of increased legal and consulting expenses with respect to the proposed acquisitions. The Company anticipates an increase in general and administrative expenses with the addition of Dr. Leonard S. Jacob as Chairman of the Board and Chief Executive Officer of the Company under a long term agreement if the Sangen acquisition is consummated.

Liquidity and Capital Resources

     Since its inception, the Company has incurred net operating losses and, as of March 31, 1997, had an accumulated deficit of $3,573,250.
The Company has financed its net operating losses through March 31, 1997 by a series of debt and equity financing.

     At March 31, 1997, the Company had cash and cash equivalents of $1,841,424. Cash and cash equivalents is comprised primarily of the proceeds from the Company's initial public offering in January 1996.

     The proposed Sangen and CorBec acquisitions will be subject to completion of an equity financing by the Company of at least $7,500,000 with respect to Sangen by November 1997 and of at least $8,000,000 with respect to CorBec by August 15, 1997. No assurance can be given that the financing will be effected.

     The Company estimates that the cost of operations for the year ending June 30, 1997 will be approximately $1,800,000, of which at least $800,000 will be expended for research and development.

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

PART II - OTHER INFORMATION

Item 5 - Other Information.
 --------------------------

     See "Plan of Operations" for information concerning the execution of a letter of intent to acquire for cash and shares of Common Stock of the Company CorBec Pharmaceuticals, Inc. which is engaged in the development of pharmaceuticals designed to modulate the immune system by manipulating macrophage and mast cell function. The letter provides that the acquisition is subject to the satisfaction of several conditions, including the execution of a definitive acquisition agreement and the consummation of a financing of at least $8,000,000 by the Company. No assurance can be given that the conditions will be satisfied and that the acquisition will be effected.

     In March 1997 resignations previously submitted by Dr. Armen Takhtajan as Chairman of the Board, Mr. Norman Eisner as Vice President-Chief Financial Officer, Treasurer, Secretary and Director and Mr. David Zaretsky as Director of the Company were accepted by the Company. At such time, Dr. Taffy J. Williams, President and Chief Executive Officer of the Company was appointed to also serve as Chairman of the Board, Mr. Bernard Nagelberg, Vice President, Finance and a Director, was appointed to also serve as Treasurer and Dr. Tanya Akimova, Vice President-Administration and Business Development, was appointed to also serve as Secretary of the Company. In April 1997 Dr. Robert Krell resigned as Senior Vice President, Research and Development of the Company.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)     Exhibits:
     10(j) - Copy of letter of intent between the Company and CorBec Pharmaceuticals, Inc.

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during three months ended March 31, 1997 except for a Report on Form 8-K for February 18, 1997 providing information under Item 5 with respect to the worldwide exclusive license of the Company to manufacture, sell and sub-license a novel purgative tablet to clean the colon prior to colonoscopy.

                               Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.






                                  PANAX PHARMACEUTICAL COMPANY LTD.

                            /s/ Taffy J. Williams
                            --------------------------------------
                            Taffy J. Williams, President, Chairman
                            and Chief Executive Officer









May 15, 1997