Form 10KSB
period 1997-06-30
PANAX PHARMACEUTICAL CO LTD
filed 1997-10-14
CIK 929547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended June 30, 1997             Commission File No. 0-24972

                       PANAX PHARMACEUTICAL COMPANY LTD.
              (Exact name of small business issuer in its charter)

            New York                                       13-3754005
-------------------------------                       --------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 425 Park Avenue  - 27th Floor, New York, N.Y.               10022
----------------------------------------------            -----------
         (Address of principal offices)                    (Zip Code)

Registrant's telephone number, including Area Code: (212) 319-8300
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            -----

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $ .0001 per share
                         Common Stock Purchase Warrants
                         ------------------------------
                                 Title of Class

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period commencing June 30, 1996, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X                 No
                             -----                  -----

Number of shares outstanding of Registrant's Common Stock, as of September 17, 1996: 3,356,912 shares.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Confirm

The Registrant's revenues for the year ended June 30, 1997 were $103,022.

Aggregate market value of voting stock held by non-affiliates of Registrant (deemed by Registrant for this purpose to be the Officers and Directors and those persons known to Registrant to beneficially own, exclusive of shares subject to outstanding options, less than 5% of the outstanding shares of Registrant's Common Stock) computed by reference to the closing sales price as reported on the NASDAQ on September 26, 1996: $4,652,867.

Documents incorporated by reference: None.

                                     PART I

ITEM 1.  BUSINESS

SUMMARY AND BACKGROUND

         Panax Pharmaceutical Company Ltd. ("Panax" or the "Company") was organized in May 1993 to focus on the development of new pharmaceutical compounds identified in and isolated from plants. Plants are targeted by the Company based on ethnobotanical information -- oral and recorded history of the use of plants by native peoples to cure diseases. The ethnobotanical approach is supplemented by medical science and natural product chemistry. The discovery process is initially directed at the rich flora regions (temperate zones) of the territory currently comprising the Commonwealth of Independent States (the "C.I.S."), particularly Russia, Kazakhstan, Kyrgistan and Armenia.

         Collection of plants, preparation of extracts, screening and fractionating of plant extracts and identification and purification of chemical compound has been performed at or through the laboratories, herbarium and other facilities of the 250 year old Komarov Botanical Institute of the Russian Academy of Sciences (the "Komarov Institute"), the leading botanical institute in Russia and the publisher of the eight-volume encyclopedia "Medicinal Plant Resources of the Soviet Union." The services are performed pursuant to a long term exclusive agreement. Pharmacological screening of plant extracts and isolated molecules is conducted in St. Petersburg, Russia under the agreement and had been conducted under contracts with various medical and pharmaceutical institutions, and in the United States with the National Institutes of Health, as well as various universities in the USA, and in Europe.

         Routinely, as many as 20 chemists work on chemistry projects for Panax. Costs of this program since 1994 have been less than $250,000 per year which includes payments to the Komarov Institute and Russian personnel, and the costs of materials and leased facilities associated with the medicinal chemistry program.

         In late calendar 1996, Panax modified its strategy, reducing its natural product discovery activities and redirecting its principal efforts to expanding its pipeline of commercially viable pharmaceutical products by licensing or acquiring specifically-targeted products being developed for the treatment of certain diseases.

         At least for the near term, the Company intends to maintain its affiliation with the Komarov Institute and continue, although on a more limited basis if the proposed acquisitions discussed below are effected, its natural product discovery activities. The Company believes that the agreement with the Komarov Institute permits a more limited participation at the option of the Company.

         Chemical Libraries and Chemical Services. In late calendar 1996, Panax began to transition its Chemical Services Division to a fee-for-services business. The group has collected a library of over 30,000 pure compounds and numerous natural products to which Panax has certain rights and has implemented a sales strategy which includes providing third parties access to the library and custom chemistry. The program was established to generate revenues and provide low cost medicinal, synthetic and combinatorial chemistry, as well as natural product isolation work, in support of future discovery activities around new receptors or novel research programs brought to Panax from external sources. The Company intends to evaluate the Chemical Services Division on a regular basis to determine whether to enhance, adjust or terminate the program. Revenues from these activities have been minimal to date.

         Purgative Product License. In late calendar 1996, Panax sought opportunities to expand. The Company in February 1997 entered into an exclusive world-wide license agreement with ALW Partnership ("ALW"), the partners of which are Craig Aronchick, M.D., Scott H. Wright, M.D. and William
H. Lipshutz, M.D., to manufacture, have manufactured, use, sell and sub-license in the field of colonic purgatives or laxatives a solid dosage form of sodium phosphate for use as a colonic purgative or laxative (the "Purgative Product") along with ALW's body of proprietary, technology information, trade secrets and know-how relating thereto. Panax's rights under the ALW

License automatically extend to improvements developed by Panax and/or ALW which are derivative of the Purgative Product. Panax also has a right of first refusal with respect to any new products developed by ALW or a principal thereof which relate to the field of use of the Product but which are not derivative of the Purgative Product.

         A Phase IIb clinical study was completed by Dr. Aronchick, Head of the Endoscopy Unit at Pennsylvania Hospital and Associate Professor of Medicine at Jefferson Medical College, and his colleagues. Dr. Aronchick serves as a consultant to the Company and is a member of its Scientific Advisory Board. In the study, 305 patients undergoing colonoscopy were randomized to one of three purgative methods (Colyte, Fleet's Phospho-soda or sodium phosphate tablets). All three preparations in this study showed equal efficacy with respect to the quality of bowel surface cleansing. Forty-six percent (46%) of patients taking liquid Fleets Phospho-soda and over 14% of patients taking liquid Colyte found the taste unacceptable. Six percent (6%) of the patients taking liquid Fleet's Phospho-soda and liquid Colyte experienced moderate to severe vomiting as compared to none taking the Purgative Product. All patients taking the Company's sodium phosphate tablets found the pills to have no taste or a pleasant taste. Almost all patients who took the Purgative Product during this study, and who had previously had liquid Colyte or liquid Fleet's Phospho-soda for prior colonoscopies, preferred the tablets for future colonoscopies. The Company intends to submit an Investigational New Drug application (an "IND") to the United States Food and Drug Administration (the "FDA") and expand on these clinical findings by conducting a multi-center Phase III pivotal clinical trial. It is anticipated, although there can be no assurance, that this confirmatory clinical trial could begin in the fourth quarter of 1997 and be completed in 1998.

         A U.S. patent as to the Purgative Product (covering any solid form of administration of sodium phosphate for use as a colonic cleansing agent or as a laxative) was issued on April 1, 1997. Patents on the Purgative Product are pending in Europe, Japan, and Canada. To expand its product lines under the ALW License, Panax recently filed a patent application covering alternative salt mixtures which may be utilized in place of the sodium phosphate formulation used in the Purgative Product.

         Panax paid ALW $100,000 upon execution of the ALW License in February 1997 and is obligated to pay ALW an additional $150,000 subject to and upon consummation of an equity financing of at least $2,000,000. Pursuant to the ALW License and three-year consulting agreements with the partners of ALW, additional cash payments, royalty payments and options to purchase shares of Common Stock are to be made as follows: (i) $250,000 upon the Company's receipt of a New Drug Application (an "NDA") with the FDA of any product under the ALW License; (ii) royalties of: (a) 2% on the first $5,000,000 in net sales of the Purgative Product during each calendar year; (b) 4% on net sales of the Purgative Product above $5,000,000 and up to $10,000,000 during each calendar year; and (c) 6% on net sales of the Purgative Product above $10,000,000 during each calendar year, provided that after February 2003, in order to maintain exclusivity of the licensed rights, the Company must make minimum annual payments to ALW of $100,000 and provided further that royalties shall be decreased or eliminated in accordance with the ALW License if the patent on the Purgative Product expires or is found to be invalid or unenforceable; and (iii) options exercisable at $.61 per share to purchase an aggregate of (a) 250,000 shares during the period commencing on the date of the consummation of the $2,000,000 financing and ending February 14, 2007; (b) 250,000 shares during the period commencing with the first sale in the United States of any product under the ALW License and ending the later of February 14, 2007 or the earlier of the third anniversary of the first such sale or February 14, 2010 and (c) 250,000 shares during the period which commences with the first day following the first fiscal year during which net sales of all products under the ALW License exceeds $20,000,000 and ends on the later of (i) February 14, 2007 or the earlier of the third anniversary of such first sale or February 14, 2010. The Company is also to fund at least $1,000,000 of additional research over the course of two years commencing with the consummation of the financing. The Company is obligated to register at its expense under the Securities Act of 1933, as amended, the shares subject to the options.

         The ALW License is terminable by ALW if the Company (i) has failed to conclude the $2,000,000 financing by November 14, 1997, (ii) fails to commit at least $1,000,000 of funding to the development of the Purgative Product for the first two years following consummation of the $2,000,000 financing, (iii) has not paid royalties by February 2003 of at least $100,000 per year whether or not sales have occurred, or (iv) if no commercial sale of the product or "improvement" as defined in the ALW License has occurred by February 2005.

         No assurances can be given that the $2,000,000 financing will be effected, that the Company will have sufficient funding to permit the full development of the Purgative Product, that the Purgative Product will be fully developed, that the required approvals from the FDA and other regulatory bodies will be obtained or that if developed and approvals are obtained that the Product will prove commercially profitable for the Company or that the issued patents or those that are obtained will provide the Company with adequate protection. FDA regulatory matters in connection with the Purgative Product have not been reviewed or opined upon on behalf of Panax by independent patent or FDA regulatory counsel.

Proposed Acquisitions

         The Company is in the final stages of negotiating agreements to acquire the outstanding capital stock of Sangen Pharmaceutical Company ("Sangen") and CorBec Pharmaceuticals, Inc. ("CorBec"). Sangen and CorBec are each privately held development stage pharmaceutical companies. Each acquisition is subject to, among other things, the consummation of the acquisition of the other and to the Company effecting an equity financing of at least $8,000,000 (the "Financing"). In view of the insufficient number of authorized and unissued shares of Common Stock of the Company, it would also be dependent on the approval by the shareholders of the Company at a special meeting of shareholders of a proposed amendment to the Company's Certificate of Incorporation to increase the authorized shares to 50,000,000 shares.

         The acquisition of Sangen as contemplated by the draft Sangen Acquisition Agreement would provide for the employment of Dr. Leonard S. Jacob, Sangen's sole stockholder, officer and director and an independent consultant to the Company, as the Company's Chairman and Chief Executive Officer pursuant to a three-year employment agreement providing for an annual base salary of $225,000. In addition, Dr. Jacob is to receive a ten year Common Stock Purchase Warrant entitling him to purchase 1,200,000 shares of Common Stock and, if on the closing date of the acquisition 1,200,000 shares is less than 7 1/2% of the "Fully Diluted Capitalization" of the Company, an option, exercisable for ten years, to purchase such number of shares of Panax Common Stock as is equal to the difference between 1,200,000 shares and 7 1/2% of the "Fully Diluted Capitalization" of the Company. "Fully Diluted Capitalization" means the sum of (i) all shares issued and outstanding on the date of the consummation of the proposed acquisition (the "Acquisition Date");
(ii) the shares sold in the Financing, (iii) the shares reserved for issuance upon exercise of all warrants sold to investors and the placement agents in the Financing, (iv) shares to be reserved for issuance pursuant to the agreements related to the proposed acquisitions and to licenses for proprietary rights to technology already licensed by the Company and to be licensed in connection with the proposed acquisitions, and (v) all other shares currently reserved for issuance upon exercise of options and warrants outstanding on the date of the acquisition of Sangen other than (a) all shares reserved and available for issuance under the Company's 1993 Stock Option Plan and 1997 Consultant Stock Option Plan but not currently subject to outstanding grants and (b) shares issuable upon exercise of warrants (the "IPO Warrants") and a purchase option granted to the underwriter (the "Unit Purchase Option") in the Company's initial public offering (unless exercised prior to April 1998, in the case of the IPO Warrants, and January 2000, in the case of the Unit Purchase Option). Dr. Jacob's ten-year warrant with respect to 1,200,000 shares is to be exercisable at $.61 per share and his ten year option with respect to additional shares, if any, is to be exercisable at the fair market value of the Common Stock on the Acquisition Date. Pursuant to Dr. Jacob's employment agreement, up to a maximum of 900,000 shares acquired upon exercise of his warrant may be repurchased by the Company for nominal consideration in the event Dr. Jacobs has failed to fulfill his employment agreement obligations with the Company by either leaving the employ of the Company without cause or being terminated for "cause", as defined in the employment agreement, during the term of the agreement. The Company's repurchase right, however, is to expire at the rate of 25,000 shares for each month he was employed under the Agreement. The shares in excess of 1,200,000 included in Dr. Jacob's option will vest in equal increments over a period of 36 months commencing on the closing date of the proposed acquisitions.

         As its sole asset, Sangen has the rights to acquire from Allegheny University of the Health Sciences ("AUHS") and Dr. George Tuszynski, Professor of Surgery, Medicine and Pathology at AUHS, the rights to a world-wide exclusive license to develop, manufacture, sell, have manufactured or sub-license a certain technology for inhibition and prevention of tumor metastasis. Dr. George Tuszynski, has found a specific amino acid sequence in Thrombospondin ("TSP-1") that is believed to be responsible for promoting the effects of this molecule on tumor cell adhesion and metastasis. From this discovery, Dr. Tuszynski invented a series of peptide molecules, and a patent for the molecules has been allowed in the United States. These molecules significantly reduced metastasis of a mouse tumor cell line and a human tumor cell line when injected into athymic mice. Dr. Tuszynski has also developed a murine polyclonal antibody against the TSP-1 receptor which was also shown to prevent or significantly reduce metastasis in athymic mice. The Company anticipates that a patent application directed to a novel sequence of the thrombospondin receptor and monoclonal antibodies directed to the same will be filed in the near future. The peptide molecules, the polyclonal antibody and the TSP-1 receptor are referred to herein as the "Thrombospondin Technology."

         Tumor metastasis is a multi-step process involving cell adhesion, migration, invasion, colonization of distant organs and angiogenesis. TSP-1 is a large glycoprotein secreted by platelets and synthesized by many cell types, including endothelial and tumor cells. TSP-1 has been implicated as a promoter of tumor progression and angiogenesis. A number of studies have demonstrated that TSP-1 can bind to multiple surface receptors on the same cell or bind to different receptors on different cells, including carcinoma cells. The Company believes that blocking the TSP-1 receptor may represent a novel approach for the treatment and prevention of metastasis by uniquely acting on certain steps of the metastatic cascade.

         Dr. Tuszynski has also identified a hexapeptide structure which appears to prevent the spread of human tumors in animals by blocking the TSP-1 receptor. Preclinical testing is to be conducted to determine if the pharmacokinetics and safety profile warrant the introduction of this molecule into humans. If such studies support its introduction, human clinical testing could begin in late 1998.

         No assurance can be given that further studies will indicate the use of the Thrombospondin Technology will prove to be successful in the inhibition of metastases, that if the acquisition is effected the Company will be successful in the development of commercially or profitable pharmaceutical products from such technology or that the funds or collaboration arrangement required for such development will be available to the Company on reasonable terms. Patent matters in connection with the Thrombospondin Technology have not been reviewed or opined upon on behalf of Panax by independent patent counsel. FDA regulatory matters in connection with the Thrombospondin Technology have not been reviewed or opined upon on behalf of Panax by independent FDA regulatory counsel.

         The Sangen acquisition agreement is to provide that, concurrently with the consummation of the Company's acquisition of Sangen, the Company will license such rights from AUHS and Dr. Tuszynski pursuant to an exclusive, world-wide license to make, have made, use, sell, import, offer for sale and sublicense the Thrombospondin Technology and to utilize and exploit the related patents and proprietary information. The license agreement is to terminate, unless earlier for breach or for failure of the Company to achieve certain FDA product approval milestones within seven years, upon the expiration or abandonment of the last patent related to the Thrombospondin Technology. If the Sangen acquisition is consummated, the license would require the Company to issue to AUHS 125,000 shares of Common Stock and options to purchase 125,000 shares, to issue to Dr. Tuszynski ten-year warrants to purchase 250,000 shares of Common Stock, to pay AUHS royalties of 2% of net sales of licensed products, to provide AUHS funding ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive) for sponsored research and would obligate the Company to engage Dr. Tuszynski as a consultant for two years at $50,000 per year.

         CorBec, founded in 1993 by Hillman Medical Ventures to discover and develop pharmaceuticals designed to modulate the immune system by manipulating macrophage and mast cell function, has focused on developing treatments in three therapeutic areas: autoimmune disease, serious infections and asthma/allergy. The therapeutic agents which have traditionally constituted the mainstay for the treatment of autoimmune disorders are glucocorticoid hormones (typically prednisone), which inhibit macrophage Fc receptor expression but which must be administered in high dosages and/or for extended periods of time and which are accompanied by substantial side effects, including exacerbation of diabetes, hypertension, electrolyte imbalance, weight gain, osteoporosis and increased susceptibility to infection. In the case of idiopathic thrombocytopenia purpura (ITP) and autoimmune disease, from which over 100,000 patients in the United States suffer, most patients relapse after glucocorticoid treatment is tapered, and in a majority of such cases, surgical removal of the spleen is ultimately required. The CorBec technology, developed under the guidance of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the University of Pennsylvania School of Medicine, consists of progesterone derivatives which do not have the toxic side effects of glucocorticoid hormone treatments and which also do not have the potentially undesirable sex-organ hormonal effects normally associated with traditional progesterone and other sex hormone treatments.

         The most advanced product in the family of compounds comprising the CorBec technology is CBP-1011, a potential ITP treatment. CorBec also is in an early stage of development of CBP-2011/2012, a second generation compound of CBP-1011. CBP-1011 is an orally administered steroid analog, demonstrating steroid-like properties but without the side-effect profile commonly associated with steroids. Clinical testing to date suggests that CBP- 1011 is safe and effective in the treatment of patients with ITP. After a meeting with the FDA in September 1996, CorBec initiated Phase III pivotal trials at 15 sites in the United States. There can be no assurance, however, that the Phase III clinical trials of CBP-1011 will be successful, that, even if such trials are successful, CBP-1011 will be approved by the FDA, or that, even if it is so approved, the Company will be able obtain and maintain orphan drug protection with respect to the compound and successfully market it.

         The development activities are being performed under a research agreement with the University of Pennsylvania, which has granted CorBec pursuant to a license agreement the exclusive world-wide rights to make, have made, use and sell the technology and products developed subject to the right of non-profit organizations to use the products solely for education or research purposes. The license with respect to the licensed compounds comprising the CorBec Technology (the "CorBec License") may be terminated by the licensor if the Company has not, by June 1998, (i) submitted a product to the FDA for approval, (ii) offered a product for sale, either directly or through a sublicensee, or (iii) made continuing reasonable efforts to develop a product for submission for FDA approval or for sale. The CorBec License may also be terminated if the Company fails to make minimum annual royalty payments of $50,000 during 1998 and 1999 and $100,000 thereafter. Patent matters in connection with the CorBec Technology have not been reviewed or opined upon on behalf of Panax by independent patent counsel. FDA regulatory matters in connection with the CorBec Technology have not been reviewed or opined on behalf of Panax by independent FDA regulatory counsel.

         CorBec does not have any employees or facilities. Its managerial and administrative activities are performed by part-time consultants. Its executive offices are maintained under a fee arrangement with, and in the offices of, Hillman Medical Ventures in West Conshocken, Pennsylvania.

         The acquisition of CorBec as contemplated by the draft acquisition agreement would require the Company to pay the CorBec stockholders an aggregate of $750,000 and issue to them an aggregate of 750,000 shares of Common Stock. Additional cash payments in the aggregate amount of $16,580,000 and additional issuances of an aggregate of 720,000 shares of Common Stock are to be made upon the achievement of the following milestones and targets: (i) $500,000 and 180,000 shares upon the Company's receipt of a letter of approval from the FDA allowing for the commercial sale of CBP-1011; (ii) 80,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $20,000,000; (iii) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from CBP-1011 equals or exceeds $30,000,000; (iv) 180,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $40,000,000; (v) $500,000 and 30,000 shares upon the Company's filing of an IND with the FDA with respect to a second generation compound (a "Second Drug"); (vi) $80,000 upon the successful completion of Phase II clinical trials with respect to a Second Drug; (vii) 120,000 shares upon the Company's filing of an NDA with respect to a Second Drug; (viii) $500,000 and 130,000 shares upon receipt of a letter of approval from the FDA allowing for the commercial sale of a Second Drug; and (ix) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from the Second Drug equals or exceeds $75,000,000. In addition, the Company is to enter into three-year consulting agreements with Dr. Alan Schreiber, who is a CorBec stockholder and the inventor, and with the Chief Executive Officer of CorBec, providing for aggregate annual consulting fees of $150,000 during the first year, $170,000 during the second year and $185,000 during the third year, and for the grant to them of five year options to purchase at the market price on the date of the CorBec acquisition an aggregate of 170,000 shares of Common Stock in three equal annual installments. An option to purchase an additional 200,000 shares at the market price on the date of grant for the five year period following FDA approval, if any, of an IND and the commencement of clinical trials with respect to a third generation compound is also to be granted to Dr. Schreiber. The acquisition agreement is to also require the Company to fund up to $240,000 of sponsored research over the course of three years and at least $1,000,000 to fund clinical trials of the CBP-1011.

         To satisfy the condition as to Financing, the Company is presently attempting to effect a private placement involving an offering of shares of its Common Stock. The terms of the private placement which originally provided for the offering of units consisting of shares of Common Stock and warrants to purchase additional shares are currently being renegotiated. The current proposal involves an offering of up to 14,000,000 shares of Common Stock, subject to a minimum sale of 8,000,000 shares, at a price of $1.00 per share. It also provides that the Placement Agents are to receive warrants to purchase additional shares of Common Stock if the offering is successfully consummated. No assurance can be given that any Financing will be consummated, or, if consummated, that it will be consummated for the amounts or on terms materially consistent with the current proposal and as a result the number of shares to be issued and reserved will not be increased substantially.

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

PATENTS AND PROPRIETARY RIGHTS

         The Company intends to file patents on those products it successfully develops. There can be no assurance that any of its patent applications will be upheld or that a patent if issued, would afford protection from material infringement. Other entities may develop competitive products which do not infringe on the Company's patents. Because of the substantial length of time and expense associated with bringing new products through development and to the marketplace, it is of considerable importance to obtain patent and trade secret protection for new technologies, products and processes. As set forth below, neither the Thrombospondin Technology nor the CorBec Technology has been reviewed or opined upon on behalf of the Company by independent patent counsel.

         In addition to patents, the Company relies on trade secrets and proprietary know-how to protect its proprietary information. The Company has and will enter confidentiality agreements with employees, consultants and other parties including the Company's scientific advisors. The Company requires all individuals who are engaged on projects of the Company to execute confidentiality agreements before it provides sensitive or proprietary information. There can be no assurance that these confidentiality agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to, or independently developed by, competitors.

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

GOVERNMENT REGULATION

         The research, testing, manufacture, distribution, advertising and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States and other countries.

         The pharmaceutical regulatory process includes extensive preclinical safety, pharmacology and toxicological testing. Preclinical data is required for the filing of an IND with the FDA to conduct clinical testing to establish safety, efficacy, purity and potency of any investigational pharmaceutical or biological products. With respect to each pharmaceutical or biological product candidate, the Company must initially conduct a limited Phase I (safety) study, extensive Phase II studies, followed by a more extensive Phase III study. This testing can take several years and require the expenditure of substantial capital and other resources. There can be no assurance that this testing will be completed on a timely basis or at all. Delays or denials of marketing approval are encountered regularly. These delays may be encountered both domestically and abroad. Prior to a company commencing marketing of a pharmaceutical product, it must file an NDA or a Product License Application ("PLA") and an Establishment License Application ("ELA") with the FDA and be issued the appropriate new drug approval, product license and establishment license. An NDA or PLA relates to the product itself, while an ELA is required before product marketing can begin. There can be no assurance that even after clinical testing, regulatory approval of an NDA or PLA or an ELA will ever be obtained. If obtained, NDA or PLA and ELA regulatory approval may entail limitations on the indicated uses for which any product may be marketed. Following regulatory approval, if any, a product and its manufacturer are subject to continuing regulatory oversight and review. Later discovery of problems with a product or its manufacturer may result in restrictions on such product or its manufacturer. These restrictions may include withdrawal of the marketing approval for the product. Violation of FDA requirements in general can lead to recall or seizure of products, injunction against production, distribution, sales and marketing, and criminal prosecution, among other sanctions.

         The cost to the Company of conducting extensive human clinical trials for any potential biopharmaceutical or biological product can vary dramatically based on a number of factors, including, but not limited to, the order and timing of clinical indications pursued, the size of the patient population, the number of participating institutions and the number and type of end points subject to data collection. Because of the intense competition in the market in which the Company operates, the Company may have to expend substantial additional funds to obtain access to such resources, or delay or modify its plans significantly. There can be no assurance that the Company will have sufficient resources to complete the required clinical testing regulatory review and approval process or that the Company could survive the inability to obtain, or delays in obtaining, such approvals. Moreover, there can be no assurance that clinical testing of the Company's product candidates will provide sufficient evidence of safety and efficacy in humans, that regulatory approvals will be granted for any product candidate or that it will be economically feasible for the Company to commercialize any product candidate for which regulatory approval is ultimately granted.

         When and if approvals are granted, the Company, the approved drug, the manufacture of such drug and the facilities in which such drug is manufactured are subject to ongoing regulatory review. Subsequent discovery of previously unknown problems may result in restriction of a product's use or withdrawal of the product from the market. Adverse government regulation that might arise from future legislative or administrative action, particularly as it relates to health care reform and product pricing, cannot be predicted.

         To date, CorBec has completed clinical trials on CBP-1011 and, since January 1997, Phase III clinical trials have been ongoing. There can be no assurance however, that additional Phase III clinical trials will not be required, including a direct competitive comparison with prednisone.

         Phase IIb clinical trials have been completed as to the Purgative Product, and the Company currently plans to submit an IND with respect thereto in the fourth quarter of 1997. There can be no assurance that such IND will be submitted, and if submitted, that such IND will be approved. In addition, there can be no assurance that additional Phase IIb clinical trials will not be required.

         Prior to marketing either the compounds derived from the CorBec Technology or the Purgative Product or any other compounds or products to be developed by the Company (including the Thrombospondin Technology), such product candidate or compound must undergo an extensive regulatory approval process required by the FDA and by comparable agencies in other countries. This process, which includes preclinical studies and clinical trials of each compound to establish its safety and efficacy and confirmation by the FDA that good manufacturing practices ("GMP") were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources and gives larger companies with greater financial resources a competitive advantage over the Company. To date, no product candidate being developed or to be developed by the Company has been submitted for NDA approval or has obtained NDA approval by the FDA or any other regulatory authority for marketing, and there can be no assurance that any such product or compound will ever be so submitted or that FDA approval or approval from any other regulatory authority for any products developed by the Company will be granted on a timely basis, if at all, or that the Company will be able to obtain the labeling claims desired for its products or compounds. The Company is and will continue to be dependent upon the laboratories and medical institutions conducting its preclinical studies and clinical trials to maintain both good laboratory and good clinical practices. Data obtained from preclinical studies and clinical trials are subject to varying interpretations which could delay, limit or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review. Similar delays also may be encountered in foreign countries. Any denials or delays in obtaining the requisite approvals would likely have a material adverse effect on the Company.

         Panax has not engaged the services of FDA regulatory counsel to review any of the regulatory procedures conducted in the development of the CorBec Technology, the Purgative Product or the Thrombospondin Technology, including without limitation, preclinical studies, clinical trials and correspondence with the FDA in connection therewith. The Company intends to engage the services of independent FDA regulatory counsel in the near future.

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

         There can be no assurance that the Company's products or technologies will not be rendered obsolete or non-competitive as a result of developments by other pharmaceutical companies or that the Company will be able to keep pace with such developments or that the Company 's proprietary protection will prove effective. Many of the competitors have developed or are in the process of developing technologies that are, or in future may be, the basis for competitive products, including those with an entirely different approach or means to accomplish the desired therapeutic product the Company anticipates developing. The competing products may prove to be more effective and less costly than the products the Company has targeted for development.

ENVIRONMENTAL REGULATIONS

         In connection with its research and development activities and its manufacturing of materials for clinical trials conducted in Russia, the Company is currently subject to laws and standards prescribed by the Russian government. The Company is also subject to United States federal, state and local laws, rules regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes with respect to its activities in the United States. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health safety regulations. The Company's research and development involves or will involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. While the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by Russia and comply with those prescribed by local, state and federal regulations in the United States, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

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

EMPLOYEES AND FACILITIES

         As of September 17, 1997, the Company had three full time employees. The Company has the benefit of the services of 17 persons who are members of the scientific team and one administrative individual, all of whom are employees of or affiliates of the Komarov Institute or St. Petersburg State University, but devote a material portion of their time to the Company's operations. The Company's staff is also supplemented by a group of ten business and scientific consultants, some of whom are members of the Company's Scientific Advisory Board.

         Under an agreement, originally dated in July 1993 and amended in March 1994, with the Komarov Institute the Institute has agreed to make available for a ten year period to the Company for the cataloguing, identification and research of medicinal plants the Institute's chemical laboratory and other laboratory facilities, herbarium, conservatory and library and approximately 4,700 square feet of its space for Company offices, and to permit the Company to employ on a part-time basis (ranging from 25% to 50%), subject to the prior approval of the

Institute, those Institute employees selected by the Company. Under the agreement, the Company issued at $.0005 per share in July 1993, 100,000 shares of its Common Stock and pays the Institute an annual fee which increased in March 1994 from $12,000 to $18,000 to compensate for the cost of providing the services of its employees. For each of the years ended June 30, 1996 and June 30, 1997, the fee amounted to $18,000.

         Some plant testing had been prior to the change in the Company's focus also performed under contractual arrangements at independent laboratories in Russia and in the United States.

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

         Dr. Bradley, a member of the American Association of Cancer Research, American Society of Clinical Oncology, American Society for Clinical Pharmacology and Therapeutics, and the Society for Biological Therapy, serves on the editorial boards of the Journal of Investigational New Drugs and the Journal of Immunotherapy. He has also served on the Board of Directors of the Society for Biological Therapy, is a Diplomat of the American Board of Internal Medicine with a subspecialty certification in oncology and is the author of over fifty scientific publications in the area of clinical biology and tumor immunology.

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

         LEONARD S. JACOB, M.D., PH.D., has been an independent consultant to the Company since May 1996. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" for Mr. Jacob's biographical information.

         ALEXANDER SCRIABINE, M.D., is currently a consultant to several pharmaceutical and biotechnology companies and a lecturer on pharmacology at Yale University School of Medicine. He had been Director of the Institute for Preclinical Pharmacology, Miles, Inc., now Bayer. For more than ten years Dr. Scriabine was affiliated at various capacities with Merck &Co., last as Executive Director of Pharmacology where he participated in the development of a number of drugs which are currently on the market. Prior to that he worked for Pfizer, Inc.

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

         The SAB members are compensated by the Company in the form of monthly retainers or, in some cases, per diem fees based on services and, in some cases, options.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive and administrative offices at 425 Park Avenue, 27th Floor, New York, New York 10022 are held under a sublease which expires on April 29, 2000. See "Item 12. Certain Relationships and Related Transactions" for information concerning a cost-sharing agreement between the Company and affiliates of certain officers and directors of the Company regarding the sharing of space and facilities at the offices.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings currently pending against the Company. The Company has been advised by Sangen of a possible claim of the co-inventors of a technology for damages who have asserted that Sangen breached an obligation to enter into an agreement to acquire a license to their technology. The Company has been advised by CorBec that CorBec is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

             (a) The following table sets forth by fiscal quarter the range on the Nasdaq SmallCap Stock Market of high and low closing bid prices of the Common Stock and the Warrants for the period from July 1, 1995 (the first date that the Common Stock and Warrants traded separately from the Units) through June 30, 1997.

PERIOD                               LOW                               HIGH
------                               ---                               ----
Common Stock
-------------
7/1/95 - 9/30/95                 $   .88                               $2.00
10/1/95 - 12/31/95                  1.13                                3.63
1/1/96 - 3/31/96                     .88                                1.94
4/1/96 - 6/30/96                     .72                                1.63
7/1/96 - 9/30/96                     .50                                 .875
10/1/96 - 12/31/96                   .44                                 .69
1/1/97 - 3/31/97                     .63                                3.25
4/1/97 - 6/30/97                    1.75                                2.72

Warrants
--------
7/1/95 - 9/30/95                  $  .25                               $1.25
10/1/95 - 12/3/95                    .63                                1.88
1/1/96 - 3/31/96                     .13                                1.13
4/1/96 - 6/30/96                     .16                                 .25
7/1/96 - 9/30/96                     .125                                .25
10/1/96 - 12/31/96                   .0563                               .063

1/1/97 - 3/31/97                     .50                                 .563
4/1/97 - 6/30/97                     .313                                .438

         (b) There were approximately 116 record holders of Common Stock and 27 record holders of Warrants as of October 8, 1997.

         (c) No dividends have been paid on the Common Stock since the Company's incorporation. The Company is not subject to any agreements that limit its ability to pay dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements of the Company and Notes thereto appearing elsewhere in this Annual Report.

PLAN OF OPERATIONS

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

         Commencing in late calendar 1996, Panax has sought out opportunities to expand its product pipeline via licensing or acquisition of drug candidates and platform technologies. The Company entered in: (i) January 1997 into a letter of intent to acquire Sangen, which was recently organized to engage in the discovery and development of pharmaceutical products for the treatment of cancer (Sangen's principal asset is its right to acquire an exclusive worldwide license to the Thrombospondin Technology which as indicated by early preclinical studies, may be useful in the prevention of metastatic cancer including breast, lung, prostate, pancreas and squamous cell cancer); (ii) February 1997 into an agreement granting the Company an exclusive worldwide license to manufacture and sub-license a novel purgative product being developed by the licensors for clearing the colon prior to colonoscopy ("Purgative Product"); and (iii) May 1997 into a letter of intent to acquire CorBec, which is engaged in the development of pharmaceuticals designed to modulate the immune system by manipulating macrophage and mast cell function.

         Pursuant to the proposed acquisition agreements, consummation of the acquisitions of Sangen and CorBec and of the license of the Thrombospondin Technology are subject to several conditions, including the execution and delivery of acquisition agreements and the consummation by the Company of a financing of at least $8,000,000 by October 31, 1997. The license agreement for the Purgative Product provides the licensor with the right to terminate the agreement if the Company has not completed a financing of at least $2,000,000 by November 14, 1997.

         Pursuant to the proposed Sangen acquisition agreement and related agreements, if consummated, Dr. Leonard S. Jacob, Sangen's sole stockholder and Chief Executive Officer, who will become Chairman of the Board and Chief Executive Officer of the Company under a long term employment agreement, is to be issued a ten year Common Stock Purchase Warrant entitling him to purchase 1,200,000 shares of Common Stock and, if on the closing date of the acquisition 1,200,000 shares is less than 7 1/2% of the Fully Diluted Capitalization of the Company, an option, exercisable for 10 years, to purchase such number of shares of Panax Common Stock as is equal to the difference between 1,200,000 shares and 7 1/2% of the Fully Diluted Capitalization of the Company. Dr. Taffy J. Williams, Panax's President and Chief Executive Officer, who will become President and Chief Operating Officer of the Company following the acquisition, received in January 1997, an option to purchase the greater of 500,000 shares of Common Stock or such number of shares of Common Stock at the time of the acquisition as equals 5% of the Fully Diluted Capitalization of the Company. The exercise price of Dr. Jacob's warrant (up to

1,200,000 shares) and Dr. Williams' option (up to 500,000 shares) is $.61 per share. The exercise price of Dr. Jacob's option (in excess of 1,200,000 shares) and Dr. Williams' option (in excess of 500,000 shares) is the market price on the closing date of the proposed acquisition. "Fully Diluted Capitalization" has the meaning set forth in the second paragraph of Item 1. Business - Proposed Acquisitions."

         The Sangen acquisition will also involve the grant to Dr. Tuszynski, the inventor of the Thrombospondin Technology, and AUHS of 125,000 shares and options to purchase an aggregate of 375,000 shares, of which options for 250,000 shares will be exercisable upon achievement of specified milestones in the development of a new drug candidate. In addition, Dr. Tuszynski and AUHS will be entitled to cash royalties based on net sales and sub-license fees derived from the technology. The Company has agreed to fund additional research in Dr. Tuszynski's laboratory in an amount ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive). Dr. Tuszynski is to be engaged as a consultant to the Company for a two year period at a fee of $50,000 per year.

         In consideration for the grant of a license to the Purgative Product, the Company (i) is obligated to make certain payments based on milestones, aggregating up to $500,000 based on the completion of a financing and certain development milestones, of which $100,000 has been paid, (ii) has issued options to purchase an aggregate of 750,000 shares of Common Stock at a price of $0.61 per share, of which 250,000 shares are to be exercisable upon consummation of a financing of $2,000,000 or more and 500,000 shares become exercisable if certain developmental milestones are met and (iii) is required to pay cash royalties of 2% of net sales of the related drug which percentage will increase to 4% with respect to net sales between $5,000,000 and $10,000,000 and to 6% as to net sales in excess of $10,000,000. The payment of $100,000 is not refundable in the event a financing of at least $2,000,000 is not completed by November 1997 and the licensor chooses to terminate the license agreement.

         The acquisition of CorBec, if consummated, will result in the payment of $750,000 and the issuance of 750,000 shares of Common Stock of the Company with provisions for additional cash payments and stock issuances based upon the achievement of certain milestones for CorBec's most advanced drug candidate, CBP-1011, an orally administered glucocorticoid analog, which is in a Phase III pivotal clinical trial in the United States. These milestones include the receipt of an FDA letter of approval to sell the drug, and certain designated annual amounts of sales. The maximum cash and shares to be issued will be an aggregate of $8,000,000 in cash and 440,000 shares of Common Stock. Additional cash payments of up to $8,580,000 and 280,000 shares of Common Stock are to be made based on the achievement of certain annual levels of sales of a second drug developed from the CorBec technology.

         The Company will incur a non-recurring charge attributable to each acquisition which will be treated as purchased research and development and expensed in the period that each acquisition is consummated.

RESULTS OF OPERATIONS

Year Ended June 30, 1997 and 1996

         The Company incurred a loss of $1,649,951, or $0.51 per share, for the year ended June 30, 1997 compared to $1,216,930, or $0.38 per share for the year ended June 30, 1996. The Company expects to incur additional losses in the foreseeable future.

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

         Research and development expenses amounted to $742,539 for the year ended June 30, 1997 compared to $644,051 for the year ended June 30, 1996. The increase was attributable to development expenses on the Purgative Product licensed in February 1997, expenses for plant extraction, development of chemical libraries and salaries. The increases were partially offset by decreases in expenses for plant collections in Russia and pharmacoligical screening of those plants. Research and development expenses are expected to increase substantially in the future if the foregoing proposed acquisitions are consummated and development of the Purgative Product continues provided the license is not terminated.

         General and administrative expenses amounted to $1,010,937 for the year ended June 30, 1997 compared to $811,901 for the year ended June 30, 1996. The increases in general and administrative expenses are the result of increased salary expense, legal expense and consulting expenses associated with the Company's seeking new technologies and products. If the Sangen and CorBec acquisitions are consummated, the Company expects general and administrative expenses to increase with the addition of Dr. Leonard S. Jacob as Chairman of the Board and Chief Executive Officer of the Company and an expanded scale of operations associated with the development of multiple technologies.

         Interest income amounted to $103,525 and $239,022 for the years ended June 30, 1997 and June 30, 1996, respectively. Interest income was earned on the proceeds of the Company's initial public offering in January 1995 of its common stock and warrants. Interest income has been decreasing reflecting reduced cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has incurred net operating losses and, as of June 30, 1997, had an accumulated deficit of $3,992,351. The Company has financed its net operating losses through June 30, 1997 by a series of debt and equity financings.

         At June 30, 1997, the Company had remaining cash, cash equivalents and investments of $1,175,597. Cash and cash equivalents is comprised primarily of the proceeds from the Company's initial public offering in January 1995. Management does not believe that available cash, cash equivalents and investments are sufficient to fund the Company through the end of fiscal year 1998 without additional debt or equity financing. Pursuant to the proposed acquisition agreements, the Sangen and CorBec acquisitions will be subject to completion of an equity financing by the Company of at least $8,000,000 by October 31, 1997. No assurance can be given that the financing will be completed. In the event that the acquisitions are completed, the Company's cash requirements will be substantially increased to fund the development of the CorBec technology and the Thrombospondin Technology.

         The Company's capital requirements depend on numerous factors which cannot be quantified, including continued progress in its research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing, scale-up, effective marketing activities and arrangements, and licensing or acquisition activity. The Company is seeking to obtain additional funds through equity or debt financing. No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its business. If adequate funds are not available, the Company's business will be materially and adversely affected.

ITEM 7. FINANCIAL STATEMENTS.

        See pages F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The Company's executive officers and directors are:

                 NAME                     AGE                         POSITION
                 ----                     ---                         ---------
Dr. Taffy James Williams*                 48      Chairman of the Board, President and Chief Executive Officer
Dr. Tanya G. Akimova*                     44      Vice-President, Administration and Business Development,
                                                    Secretary and Director
J. R. LeShufy*                            74      Vice-President, Investor Relations and Director
Bernard Nagelberg*                        44      Vice-President, Finances, Treasurer and Director
Dr. Leonid S. Shpilenya                   50      Vice-President, Russian Operations and Director
Dr. Alexey L. Shavarda                    48      Vice-President, Chemistry

--------------
* Member of the Executive Committee which is authorized when the Board of Directors is not meeting to act on behalf of the Board on all matters, subject to limitations imposed by the Business Corporation Law of New York.

         In February 1997 the following officers and directors of the Company resigned from their positions with the Company: Dr. Armen L. Takhtajan as Chairman of the Board, Mr. Norman Eisner as Vice President, Chief Financial Officer, Treasurer, Secretary and director and Mr. David Zaretsky as a director. Mr. Robert D. Krell resigned effective May 9, 1997 as Senior Vice President, Research and Development. None of the officers are related to one another.

         TAFFY JAMES WILLIAMS, PH.D., President, Chief Executive Officer and a Director since 1995 and Chairman of the Board since February 1997, holds a Ph.D. degree from the University of South Carolina. He had been from May 1992 until he entered the employ of the Company in June 1995, Vice President, Research of Magainin Pharmaceuticals, Inc., where he directed research on new classes of pharmacological agents for topical and systemic use. Prior thereto he had been for approximately 14 years employed by the Naval Medical Research Institute, initially as a principal investigator and then Director of its Septic Shock Research Program. His duties included the direction and supervision of basic and applied research in gram-negative sepsis and septic shock research in surgery, pulmonology, critical care, pathology, microbiology, biochemistry, immunology and molecular biology. Dr.
Williams served on the Institute's Scientific Advisory Board.

         TANYA G. AKIMOVA, PH.D., Vice President, Administration and Business Development, and a Director since July 1993 and Secretary since February 1997, holds a Ph.D. Degree in Linguistics from St. Petersburg University in Russia and an M.S. degree in Management and Policy from W. Averell Harriman School for Management and Policy, SUNY at Stony Brook. Since moving to the United States in 1990, she had been, until becoming an officer of the Company, employed part-time as an interpreter and translator for a joint venture. She had been a Senior Researcher in the Institute of Linguistics at the

Russian Academy of Sciences in St. Petersburg from 1979 to 1990, and a Professor of Linguistics at St. Petersburg University from 1977 to 1980.

         J. R. LESHUFY, Vice President since September 1994, Investor Relations and a Director since December 1995, has been an independent investor and business consultant for more than five years and has been an officer of Amercom Funding Ltd. ("Amercom") since January 1992. Since 1995, Mr. LeShufy also has been President of Trilenium Corporation, a company involved in Internet related technology.

         BERNARD NAGELBERG, Vice President, Finances, and a Director since May 1993 and Treasurer since February 1997, has been, since 1983, an independent investor and business consultant. He has been also an officer of several privately held corporations, including International Business Partners Limited ("IBP") since 1990 and Amercom since January 1992.

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

         Dr. Akimova and Dr. Williams devote his or her full time to the Company's operations. Other executive officers devote a material portion of their time to the Company's affairs.

         In view of their recognition that the Board of Directors should reflect the principal focus of the Company's efforts and at the same time not be unwieldy because of its size, Dr. Akimova who is involved in the securing of chemical service contracts, and Dr. Shpilenya, who is involved in the natural product discovery activities, have advised the Company that if the acquisitions are successfully consummated they will resign as directors of the Company.
Mr. Bernard Nagelberg who has no business experience in the pharmaceutical drug development business other than through his association with the Company has advised the Company that for the same reasons he would resign as an officer and director if the acquisitions were effected. Dr. Leonard S. Jacob will then be appointed as Chairman of the Board and Chief Executive Officer, Dr.
Williams will remain as President and become Chief Operating Officer, and Jerry Weisbach, Ph.D and Mr. Thomas Stagnaro will be appointed as directors.

         Dr. Jacob, age 48, the President and Chief Executive Officer of Sangen, has been since June 1996 a consultant to various biotechnology companies. From 1989 to 1996, Dr. Jacob, as a co-founder of Magainin Pharmaceuticals Inc., was employed as Chief Operating Officer and was responsible for setting Magainin's technical and operational strategy. From 1980 to 1988, Dr. Jacob was employed by SmithKline and French Laboratories where he served as Worldwide Vice President and a member of SmithKline Beacham's Corporate Management Committee. Dr. Jacob had responsibility for 500 physicians, scientists and other technical personnel and managed a budget of $50 million per year. Under his leadership, 17 IND's were successfully submitted and 4 NDA's were approved. Dr. Jacob received his medical degree from the Medical College of Pennsylvania and his Ph.D. in molecular pharmacology from the Temple University School of Medicine. He is an elected member of

Alpha Omega Alpha, the National Medical Honor Society. Dr. Jacob has served on the Board of Directors of Endorex Pharmaceutical Corp., MacroMed Corp. and Orasomal Technologies, Inc. He also serves on the Board of Directors of AUHS where he is an Adjunct Professor.

         Jerry Weisbach, Ph.D, age 63, is a former Vice President of the Warner Lambert Company and President of its Pharmaceutical Research Division, where, from 1979 to 1987, he was responsible for all pharmaceutical research and development activities of that company. Prior to joining Warner Lambert in 1979, Dr. Weisbach was employed at SmithKline and French Laboratories from
1960 to 1979, where he was Vice President, Research from 1977 to 1979. From 1988 to 1994, he was Director of Technology Transfer at the Rockefeller University. Currently, Dr. Weisbach is a member of the Board of Directors at Neose Technologies, Cima Labs, Pacific Pharmaceuticals, Synthon, Foodex, Strong Pharmaceuticals, Encore and Exponential Biotherapies. He also consults in the area of licensing and technology and serves on a number of scientific advisory boards. Dr. Weisbach received his Ph.D. in Organic Chemistry from Harvard University.

         Mr. Stagnaro, age 54, has served as President and Chief Executive Officer of 3-Dimensional Pharmaceuticals, Inc since 1995, where he has been instrumental in securing financing and obtaining significant corporate partnerships. Prior to that Mr. Stagnaro was, for more than six years, the President and Chief Executive Officer of Univax Biologics where he was responsible for numerous financings and successfully completed three corporate partnerships. In 1995, under the direction of Mr. Stagnaro, Univax was sold to NABI. Mr. Stagnaro also serves as Chairman of the Board of CARB (Center for Advanced Research in Biotechnology) and is a member of the Board of Directors of US Biomaterials and the Maryland Biotechnology Institute.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d): during the year ended June 30, 1997, no person who was a director, officer or beneficial owner of more than 10% of the Common Stock of the Company ("10% owner") failed to file on a timely basis reports required by Section 16(a) of the Securities & Exchange Act of 1934 except Form 4 reports of Dr. Williams, Dr. Akimova and Dr. Robert Krell, a former officer as to receipt of stock options.


ITEM 10. EXECUTIVE COMPENSATION

         Dr. Williams is employed pursuant to an agreement, dated June 4, 1995 providing for his full time employment as President and Chief Executive Officer of the Company at an annual salary of $165,000 for the first year with the salary for each of the following years of the term to be determined by the Board of Directors but to be not less than the salary for the preceding 12-month period. The agreement provides for a three year term, subject to earlier termination by Dr. Williams either upon six months prior notice, or in the event of a default by the Company upon 30 days prior notice if the default remains uncured or, by the Company either upon three days prior notice with the Company obligated for additional salary for a four month period or immediately upon cause. Dr. Williams received a non-accountable expense allowance of 10% of his base salary for the first 12 months of his employment. Pursuant to the agreement, the Company granted Dr. Williams on June 9, 1995 five-year options under the Stock Option Plan to purchase 100,000 shares of the Company's Common Stock at a price of $1.125 per share (the closing sales price on NASDAQ on that date). The option is exercisable in installments - with respect to 50,000 shares immediately, with respect to an additional 25,000 shares after June 9, 1996 and with respect to the balance, or 25,000 shares, after June 9, 1997. In June 1996, the Company's Board of Directors increased Dr. Williams salary to $185,000 per annum effective June 15, 1996 and granted an additional option under the Stock Option Plan to purchase 60,000 shares of the Company's common stock at a price of $0.875 per share (the closing price on NASDAQ on that date) exercisable in three installments - 20,000 shares on each of the first, second and third anniversaries of June 15, 1996. In December 1996 the Board granted him another option under the Plan to purchase 40,000 shares at a price of $.50 per share exercisable at any time during the ten year term.

         If the proposed acquisition of Sangen is consummated, Dr. Williams and Dr. Jacob, currently a consultant to the Company and Chief Executive Officer and sole director and stockholder of Sangen, will each enter into employment agreements with the Company. See "Item 1. Business - Proposed Acquisitions." The Company will enter into a three-year employment agreement with Dr. Jacob under which he will serve as Chairman of the Board and Chief Executive Officer of the Company at an annual base salary of $225,000 for the first year with annual increases as determined by the Board of Directors for subsequent years; the increases are to reflect no less than the increase in the Consumer Price Index. In addition, Dr. Jacob will receive an annual bonus, as declared by the Board of Directors, with the bonus for the first year to be no less than $56,250.

         In addition, the Company and Dr. Williams will enter into a three-year employment agreement, pursuant to which he will serve as President and Chief Operating Officer of the Company at an annual base salary of $200,000 for the first year, with annual increases as determined by the Board of Directors for subsequent years; the increases are to reflect no less than the increase in the Consumer Price Index. In addition, Dr. Williams will receive an annual bonus, as declared by the Board of Directors, with the bonus for the first year to be no less than $34,000. See "Item 1. Business-Proposed Acquisitions" for information as to the issuance of a ten year option to Dr. Williams under the 1993 Stock Option Plan to purchase the greater of 500,000 shares or 5% of the "Fully Diluted Capitalization" of the Company and issuance, upon consummation of the proposed Sangen Acquisition to Dr. Jacob of a ten year warrant to purchase 1,200,000 shares of Common Stock and, if applicable, a ten-year option to purchase such number of shares as equals the difference between 1,200,000 shares of Common Stock or 7 1/2% of the Fully Diluted Capitalized of the Company, each exercisable commencing with the date of the acquisition of Sangen.

         The Company's agreements with each of Drs. Williams and Jacob are to continue for the three year period unless terminated by either party on written notice of not less than 30 days. Each employment agreement may be terminated by the Company with or without "cause". In the event the Company terminates the officer's employment other than for cause, the Company is required to pay as severance (i) if termination occurs during the first year, a lump sum payment equal to one year's salary based on the annual rate in effect on the date of termination; (ii) if termination occurs during the second year, a lump sum payment equal to one and one-half year's salary based on the annual rate in effect on the date of termination; or (iii) if termination occurs during the third year or thereafter, a lump sum payment equal to two year's salary based on the annual rate in effect on the date of termination. "Cause" is defined as conviction for a crime involving moral turpitude, material violation of a written directive of the Board of Directors, or willful misconduct which has a material adverse effect of the Company as determined by a majority of the Board including each independent director.

         Under a Management Services Agreement, dated December 31, 1993, and amended as of September 30, 1994, Amercom has provided and is to provide for the term of the Agreement advice with respect to strategic planning, financial matters, merger and acquisition policies, executive employment and investor relations and the performance of services as executive officers or comparable services of Messrs. LeShufy and Nagelberg currently officers and directors and Messrs. Eisner and Zaretsky, all four of whom are stockholders and officers or directors of Amercom, or in the event any of the foregoing individuals is unable to perform such duties, a reasonably capable replacement, subject to the approval of a majority of the Company's directors. Each such officer may be required under the agreement to provide services for up to 20 hours per five consecutive business days and up to an aggregate of 75 hours per 20 consecutive business days. Amercom provided through February 1, 1995, the initial closing date of the public sale of the Company's Units, certain administrative services and executive offices and facilities in New York City.

         For the period from February 1 through June 30, 1995, the years ended June 30, 1996 and 1997 and through January 31, 1998 Amercom received and is to receive a monthly fee of $8,333. In November 1996, the Company agreed to issue to Amercom 165,441 shares of Common Stock in satisfaction of a fee of $112,500 for the year ended June 30, 1994 which was to be payable after, and subject to, the Company achieving net income for fiscal year of at least $500,000 as determined in accordance with generally accepted accounting principles.

         The agreement which was to expire on February 1, 1998, was extended on January 3, 1997 for an additional two year period with the fee for the first year of the extended term to be $100,000 and the fee for the second year to be a five year option which is to be subject to the 1993 Stock Option Plan to purchase commencing February 1, 1998, 175,000 shares of the Company's Common Stock at a price of $0.61 per share, representing the average of the closing sales prices of Common Stock of the Company on the Nasdaq SmallCap Market for the 30 consecutive trading day period commencing on the 45th trading day prior to January 3, 1997. The option also relates to 225,000 additional shares which are to become exercisable in the following amounts and after the following events related to the services of Amercom to relieve or reduce the Company's obligations under its sublease, which has a term ending in April 2000, of its facilities at 425 Park Avenue, New York, New
York: 56,250 shares commencing on the date Amercom secures a return of the Company's $150,000 security obligation and up to 168,750 shares based on the date it secures a release of the Company from the sublease - all 168,000 shares if the release occurs on or prior to December 31, 1997; 112,500 shares if effected thereafter but not later than December 31, 1998; 56,250 shares if effected thereafter but not later than December 31, 1999 and no shares if the release is not secured by the latter date. The Company intends to register the shares subject to the option either through the 1993 Stock Option Plan or independently.

         Amercom and other affiliates of Messrs LeShufy, Nagelberg, Eisner and Zaretsky occupy a portion of the Company's facilities at 425 Park Avenue, New York City for which they reimburse the Company for the Company's costs for making available such space.

         In consideration of services in connection with the negotiations of the proposed financing, the Company on June 24, 1997, forgave a debt of $25,250 of Amercom arising from an advance by the Company.

         During the term of the Management Services Agreement, the Company will not pay any compensation or fees to Amercom or any officers, directors or affiliates of Amercom who are also officers, directors or affiliates of the Company except pursuant to the Management Services Agreement.

         The Company's employment agreement with Dr. Akimova provided for her employment originally through December 31, 1996 with compensation commencing January 1, 1994 of $56,000 per annum subject to a cost-of-living adjustment on July 1, 1996. The Company issued 41,176 shares of Common Stock to her in November 1996 in payment of compensation of $28,000 for the six months ended June 30, 1994 which was to be deferred until the Company achieves net income for a fiscal year of at least $500,000 as determined in accordance with generally accepted accounting principles. Dr. Akimova transferred 16,515 shares to the Company in satisfaction of her obligation with respect to withholding taxes arising from the payment. The Board of Directors increased Dr. Akimova's compensation to $61,141 per annum effective June 15, 1996 and to $66,141 effective July 1, 1997. The Board also granted her under the Stock Option Plan five year options in June 1996 to purchase 10,000 shares at a price of $0.875 per share (the closing price on NASDAQ on that day) exercisable in three equal installments of one-third of the shares on each of the first, second and third anniversaries of June 15, 1996 and in December 1996 to purchase 5,000 shares at a price of $.50 per share.


                           SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation paid or accrued by the Company during the fiscal years ended June 30, 1997, June 30, 1996 and June 30, 1995 to the Company's Chief Executive Officer and President and the only other executive officer who received compensation in excess of $100,000 during any of the three years.

                                                     Annual Compensation

                                                                                        Long-Term
                                                                                      Compensation
                                                                                         Securities
Name and Principal Capacities                                                           Underlying
in which served                    Year      Salary   Bonus   Other Compensation        Options
Taffy James Williams                1997    $185,000  $22,500                          540,000(3)
President and CEO                   1996     165,000    8,250     $16,600(2)            60,000
                                    1995(1)   11,975                                   100,000




Robert Krell,                       1997     123,400                                    10,000
Executive Vice President(4)         1996      53,000                                    60,000

(1) Dr. Williams entered the Company's employ on June 5, 1995.
(2) Represents a nonaccountable expense allowance equal to 10% of the base salary through June 5, 1996.
(3) Exercise of options with respect to 500,000 shares are subject to consummation of the Sangen acquisition.  See
"Item 1.  Business-Proposed Acquisitions".
(4) Mr. Krell entered the Company's employ in 1996 and resigned effective May 9, 1997.

         The following two tables reflect information with respect to options which have been granted to the executive officers named in the Summary Compensation Table for the year ended June 30, 1997.

                                           OPTION GRANTS IN FISCAL YEAR


                                                       % OF TOTAL OPTIONS
                                   NUMBER OF SHARES        GRANTED TO
                                  UNDERLYING OPTIONS       EMPLOYEES                           EXPIRATION
NAME                                   GRANTED           IN FISCAL YEAR    EXERCISE PRICE         DATE
-------------------------------   -----------------     ----------------   --------------        -----
Taffy James Williams...........        500,000(1)             81.3%             $.61            1/3/2007
                                        40,000                6.5%               .50           12/10/2006
Robert Krell                            60,000                9.8%               .50             9/2001

(1) See note (3) to Summary Compensation Table.


       As of June 30, 1997 options have been exercised with respect to 30,700 shares of Common Stock. During the year ended June 30, 1997, options with respect to 30,000 shares were exercised by Mr. Robert Krell, who resigned May 9, 1997 as Executive Vice President and options with respect to 700 shares were exercised by a former non-executive employee for realized values of $76,900 and $1,500, respectively, based on the market prices on dates of exercise.

       The following table sets forth the values of the options held by its Chief Executive Officer as of June 30, 1997.

                                                   OPTION VALUES

Name                                Number of Securities Underlying Options           Value of Unexercised in-the-Money Options (1)
                                    Exercisable      Unexercisable                    Exercisable      Unexercisable
Taffy James Williams                160,000          540,000                          $180,000         $772,000

(1) Based on the closing sales price on the Nasdaq SmallCap Market for the Company's Common Stock on June 30, 1997 of $2.06.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of August 15, 1997 of: (i) each Director, (ii) all Directors and executive officers as a group, and (iii) each person known to the Company to be the beneficial owner of more than 5% of the shares.

                                                  NUMBER OF SHARES                     PERCENTAGE OF
NAME AND ADDRESS                               BENEFICIALLY OWNED(1)                OUTSTANDING SHARES
----------------                               ---------------------                ------------------
Taffy James Williams*                                  170,000(2)                          4.8%

Tanya G. Akimova*                                      222,994(3)                          6.6

J.R. LeShufy*                                          120,000(4)                          3.6

Bernard Nagelberg*                                     151,500(5)                          4.5

Leonid S. Shpilenya                                     60,000                             1.9
56 Kondratievsky Pr., Apt. 24
St. Petersburg, Russia

All Directors and Executive Officers as a              772,995(6)                         21.9
group (5 persons)

--------------
 * His or her address is c/o the Company, 425 Park Avenue, New York, New York 10022.

 (1) Unless otherwise indicated, the persons named in the table above have sole voting and investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.

 (2) Includes 160,000 shares subject to options and 5,000 shares subject to warrants which are exercisable within 60 days.

 (3) Include 8,334 shares subject to options exercisable within 60 days and 40,000 shares owned by her husband. Dr. Akimova disclaims beneficial ownership of the shares owned by her husband.

 (4) Represents 120,000 shares owned by his wife, Colette LeShufy as to which shares Mr. LeShufy disclaims beneficial ownership but does not include 40,000 shares owned by her adult daughter.

 (5) Includes 91,500 shares owned by his wife, as to which shares he disclaims beneficial ownership, and 20,000 shares owned by each of two minor children.

 (6) Includes 173,334 shares subject to options and warrants exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       During the period May through July 1993, shortly following the formation of the Company, the Company issued an aggregate of 1,800,000 shares of its Common Stock at a price of $.0005 per shares as follows: (i) an aggregate of 1,625,000 shares to the following persons, who are officers, Directors, former Directors, or members of their respective families--Messrs. Eisner, Nagelberg, Francis Renkowicz and Zaretsky, Drs. Akimova, Shavarda, Shpilenya and Armen Takhtajan and Drs. Michael Gurvitch and Rudolf V. Kamelin; (ii) an aggregate of 65,000 shares to Larry Scott Simon, Lorance Hockert and Michael Metz; (iii) 40,000 shares to each of Dr. Walter H. Lewis and Dr. William Scott Chilton, formerly members of the Company's Scientific Advisory Board; and (iv) 30,000 shares to
Dr. Konstantin Gurvitch. The Company sold at a price of $.0005 per share 100,000 shares in July 1993 to the Komarov Institute, with which Dr. Shavarda is associated, and 100,000 shares in August 1993 to the Center for Efferent Therapy (the "Center"), with which Dr. Shpilenya is associated, as part of long term agreements employing their respective services and facilities.
See "Item 1 --Business."

       From the proceeds of the IPO Closing, the Company in February 1995 repaid 4% demand loans aggregating $44,000 along with interest aggregating $696 to Messrs. Eisner, LeShufy, Nagelberg, Renkowicz and Zaretsky, and Dr. Michael Gurvitch, each of whom advanced $5,000, and IBP, which is an affiliate of the foregoing individuals other than Dr. Gurvitch and which advanced $14,000.

       In December 1995 the Center returned to the Company 30,000 shares of Common Stock upon termination of the related engagement agreement and in February 1996 Dr. Kamelin returned 150,000 shares of Common Stock upon his resignation and termination of his employment agreement.

       Amercom provided office facilities and other general and administrative services to the Company through July 26, 1995 under a management services agreement. The related costs to the Company for the period from the IPO Closing through July 26, 1995 aggregated $24,000. See "Item 10--Executive Compensation" for information as to the management services agreement between the Company and Amercom, with which certain officers and directors are affiliated, and the amendment to the agreement, and the loan to and repayment by Amercom.

       On July 27, 1995, the Company moved its principal executives and administrative offices to 425 Park Avenue, New York, New York under a sublease expiring April 2000 which provides for a base rent of $195,300 per year plus operating costs, insurance and taxes. A portion of the offices and facilities and certain services of the Company's administrative personnel is made available to Amercom and other companies affiliated with Messrs Eisner, LeShufy, Nagelberg and Zaretsky (namely ProChem Ltd., Scentech Corp., Trilenium Corp., IBP, and ITD, Inc. which along with Amercom are hereinafter referred to as the "Cost-Sharing Affiliates") pursuant to a cost-sharing agreement with the Company. The agreement provides that the Company will make available up to 50% of the office space to the Cost-Sharing Affiliates who are to reimburse the Company for up to 60% of the rental obligation. Under the agreement, the Cost-Sharing Affiliates bear a portion of the cost of providing the furniture and equipment and administrative services to the Cost-Sharing Affiliates based on a reasonable method of allocation determined by the Company with any dispute as to the reasonableness of the method to be settled by the auditors of the Company's financial statements for the year in which the costs were incurred.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

             a.  Exhibits

                      3(a) Certificate of Incorporation and amendments thereto.*

                      3(b)  By-Laws, as amended*

                      10(a) Stock Option Plan*
                        (b) Form of Stock Option Agreement*
                        (c) Employment Agreement with Dr. Taffy J. Williams*
                        (d) Lease with respect to offices at 425 Park Avenue,
                            New York, New York.*
                        (e) Cost-Sharing Agreement between Company and
                            Affiliates*
                        (f) Management Services Agreement with Amercom
                            Funding Co., Ltd.*
                        (f)-1 Amendment to Management Service Agreement.

                        (g) License Agreement with ALW Partnership.**
                        (g)-1 Form of Consultant Agreement.**
                        (g)-2 Form of Option granted to partners of ALW
                            Partnership.**
                        (h) Agreement with Komarov Botanical Institute, as
                            amended*
                        (i) Letter agreement with D.H. Blair & Co., Inc.*
                        (j) Warrant agreement with D.H. Blair & Co., Inc.*
                      23.1  Consent of Independent Auditors

            * Filed as an exhibit to the Company's Annual
             Report on Form 10-KSB for the year ended June 30, 1995 under the same exhibit number and incorporated herein by reference thereto.

             **Filed as an exhibit as to the Company's Report on Form 8-K as of February 14, 1997 and incorporated by reference thereto.

             b.  Reports on Form 8-K.

             No report on Form 8-K was filed by the Company during the three months ended June 30, 1997

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

                                            PANAX PHARMACEUTICAL COMPANY, LTD.
                                                     (Registrant)

                                            /s/ Dr. Taffy James Williams
                                            ----------------------------
                                            Dr. Taffy James Williams,
                                            Chairman of the Board, President
                                            and Chief Executive Officer
Dated: October 8, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                   Title                                        Date
----                                   -----                                        ----
/s/ Dr. Taffy James Williams           Chairman of the Board, President             October 8, 1997
-------------------------------        and Chief Executive Officer and Director
Dr. Taffy James Williams


/s/ Dr. Tanya G. Akimova               Vice President, Secretary and                 October 8, 1997
-------------------------------        Director
Dr. Tanya G. Akimova


/s/ J.R. LeShufy                       Vice President and                          October 8, 1997
-------------------------------        Director
J.R. LeShufy


/s/ Bernard Nagelberg                  Vice President, Treasurer (Principal         October 8, 1997
-------------------------------        Financial and Accounting Officer)
Bernard Nagelberg                      Director


-------------------------------        Vice President and                           ____________, 1997
Dr. Leonid S. Shpilenya                Director


                       PANAX PHARMACEUTICAL COMPANY, LTD.
                         (a development stage company)


                                 - I N D E X -


                                                                        PAGE
                                                                       NUMBER
                                                                       ------
INDEPENDENT AUDITORS' REPORT                                            F-1


BALANCE SHEET AS AT JUNE 30, 1997                                       F-2


STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
JUNE 30, 1997 AND JUNE 30, 1996 AND FROM JULY 1, 1993
(COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 1997                      F-3


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY) FOR THE PERIOD FROM JULY 1, 1993
(COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 1997                      F-4


STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
JUNE 30, 1997 AND JUNE 30, 1996 AND FOR THE PERIOD
FROM JULY 1, 1993 (COMMENCEMENT OF OPERATIONS)
THROUGH JUNE 30, 1997                                                   F-5


NOTES TO FINANCIAL STATEMENTS                                           F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Panax Pharmaceutical Company Ltd.
New York, New York


         We have audited the accompanying balance sheet of Panax Pharmaceutical Company Ltd. (a development stage company) as at June 30, 1997, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the two-year period ended June 30, 1997 and for the period July 1, 1993 (commencement of operations) through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Panax Pharmaceutical Company Ltd. at June 30, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 1997 and for the period July 1, 1993 (commencement of operations) through June 30, 1997 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note A to the financial statements, the Company has sustained recurring losses from operations and will require additional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Richard A. Eisner & Company, LLP

New York, New York
July 24, 1997

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)


                                 BALANCE SHEET

                              AS AT JUNE 30, 1997


                                  A S S E T S
Current assets:
   Cash and cash equivalents (Note B[3]) ............................................   $   100,859
   Investments to be held to maturity (Note C) ......................................     1,074,738
   Prepaid expenses and other current assets (including $8,221 prepaid to affiliates)        25,003
                                                                                        -----------
          Total current assets ......................................................     1,200,600
                                                                                        -----------

Equipment: (Note B[1])
   Testing equipment ................................................................       113,434
   Computer equipment ...............................................................        15,872
                                                                                        -----------
                                                                                            129,306
   Less accumulated depreciation ....................................................        99,323
                                                                                        -----------
                                                                                             29,983
                                                                                        -----------

Restricted certificate of deposit (Note G[3]) .......................................       150,000
Deferred assets (Note I) ............................................................       304,000
Other assets (Note I) ...............................................................       100,000
                                                                                        -----------
           Total other assets .......................................................       554,000
                                                                                        -----------

          T O T A L .................................................................   $ 1,784,583
                                                                                        ===========


                             L I A B I L I T I E S

Current liabilities:
   Accounts payable and other accrued expenses ......................................   $   186,390
                                                                                        -----------

Commitments (Note G)

                             STOCKHOLDERS' EQUITY
                                   (NOTE F)

Common stock, $.0001 par value; authorized 10,000,000
   shares; issued 3,373,027 shares ..................................................           337
Additional paid-in capital ..........................................................     5,760,119
Unearned portion of compensatory stock options/warrants .............................      (133,268)
Deficit accumulated during the development stage ....................................    (3,992,351)
Less common stock held in treasury (16,515 shares) ..................................       (36,644)
                                                                                        -----------
          Total stockholders' equity ................................................     1,598,193
                                                                                        -----------

          T O T A L .................................................................   $ 1,784,583
                                                                                        ===========


          Attention is directed to the foregoing accountants' report and to the accompanying notes to the financial statements.

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)

                           STATEMENTS OF OPERATIONS



                                                                   PERIOD FROM
                                                                   JULY 1, 1993
                                                                  (COMMENCEMENT OF
                                     YEAR ENDED    YEAR ENDED    OPERATIONS) THROUGH
                                    JUNE 30, 1997  JUNE 30, 1996   JUNE 30, 1997
                                    -------------  -------------  --------------
Costs and expenses:

    Research and development ....   $   742,539    $   644,051    $ 1,907,981

    General and  administrative .     1,010,937        811,901      2,431,490

    Write-off of debt discount ..                                      75,000

    Interest expense ............                                       6,160
                                    -----------    -----------    -----------
                                      1,753,476      1,455,952      4,420,631

Interest (income) ...............      (103,525)      (239,022)      (428,280)
                                    -----------    -----------    -----------

NET LOSS ........................   $ 1,649,951    $ 1,216,930    $ 3,992,351
                                    ===========    ===========    ===========

Net loss per share (Note B[4]) ..   $      0.51    $      0.38
                                    ===========    ===========

Weighted average number of common
   shares outstanding ...........     3,259,640      3,231,038
                                    ===========    ===========


           Attention is directed to the foregoing accountants' report and to the accompanying notes to the financial statements.

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                UNEARNED
                                               COMMON STOCK                                    PORTION OF
                                          ---------------------   ADDITIONAL      COMMON      COMPENSATORY
                                          NUMBER OF                PAID-IN        STOCK         OPTIONS/
                                           SHARES        AMOUNT   CAPITAL      SUBSCRIPTION     WARRANTS
                                          ---------     --------  ----------   ------------     --------
Common stock subscription ...........     2,000,000      $200         $800      $(1,000)

Payment of common stock subscription
on June 23, 1994.....................                                             1,000

Issuance of stock rights in conjunction
with notes payable (Note F[1]).......                              21,875

Capital contribution - expenses paid on
behalf of Company  (Note E)..........                              96,682


Net loss.............................
                                         ----------      ----  ----------      --------       ---------
Balance - June 30, 1994..............     2,000,000       200     119,357            --              --

Issuance of stock rights in  conjunction
with notes payable (Note F[1]).......                              53,125

Initial public offering, net of expense of
$1,192,876  (Note F[2])..............     1,235,710       123   4,985,551
Value of option granted (Note F[4])..                              80,000

Exercise of options and stock rights.        80,000         8       4,992

Net loss.............................
                                          ---------      ----   ---------      --------       ---------
Balance - June 30, 1995..............     3,315,710       331   5,243,025            --              --

Value of option and warrants granted
(Notes F[4] and F[5])................                             217,500                     $(217,500)
Compensatory options/warrants earned                                                             78,681
Common stock acquired (Note F[6])....                                  18
Net loss.............................
                                          ---------      ----  ----------      --------       ---------
Balance - June 30, 1996..............     3,315,710       331   5,460,543            --        (138,819)
Value of option and warrants granted
(Notes F[4]..........................                             133,750                      (133,750)
Compensatory options/warrants earned.                                                           139,301
Exercise of options..................        30,700         3      25,347
Common stock issued to settle debt
(Notes E and F[6])...................                             112,483
Common stock issued to settle debt
(Notes E and F[6])...................        26,617         3      27,996
Common stock reacquisitions
(Note F[6]) .........................
Net loss.............................
                                          ---------      ----  ----------      --------       ---------
Balance - June 30, 1997............ .     3,373,027      $337  $5,760,119      $      0       $(133,268)
                                          =========      ====  ==========      ========       =========

                                           DEFICIT
                                          ACCUMULATED         TREASURY STOCK           TOTAL
                                          DURING THE       --------------------     STOCKHOLDERS'
                                          DEVELOPMENT      NUMBER OF                   EQUITY
                                             STAGE          SHARES      AMOUNT      (DEFICIENCY)
                                            -------         ------      ------      ------------

Common stock subscription ...........

Payment of common stock subscription
on June 23, 1994.....................                                                 $   1,000

Issuance of stock rights in conjunction
with notes payable (Note F[1]).......                                                    21,875

Capital contribution - expenses paid on
behalf of Company  (Note E)..........                                                    96,682


Net loss.............................      $(326,443)                                  (326,443)
                                         -----------       --------    --------      ----------
Balance - June 30, 1994..............       (326,443)            --          --        (206,886)

Issuance of stock rights in  conjunction
with notes payable (Note F[1]).......                                                    53,125

Initial public offering, net of expense of
$1,192,876  (Note F[2])..............                                                 4,985,674
Value of option granted (Note F[4])..                                                    80,000

Exercise of options and stock rights.                                                     5,000

Net loss.............................       (799,027)                                  (799,027)
                                         -----------       --------    --------      ----------
Balance - June 30, 1995..............     (1,125,470)            --          --       4,117,886

Value of option and warrants granted
(Notes F[4] and F[5])................
Compensatory options/warrants  earned                                                    78,681
Common stock acquired (Note F[6])....                      (180,000)         (18)
Net loss.............................     (1,216,930)                                (1,216,930)
                                         -----------       --------     --------     ----------
Balance - June 30, 1996..............     (2,342,400)      (180,000)         (18)     2,979,637
Value of option and warrants granted
(Notes F[4]..........................                                                         0
Compensatory options/warrants earned.                                                   139,301
Exercise of options..................                                                    25,350
Common stock issued to settle debt
(Notes E and  F[6])..................                       165,441           17        112,500
Common stock issued to settle debt
(Notes E and F[6])...................                        14,559            1         28,000
Common stock reacquisitions
(Note F[6]) .........................                       (16,515)     (36,644)       (36,644)
Net loss.............................     (1,649,951)                                (1,649,951)
                                         -----------       --------     --------     ----------
Balance - June 30, 1997............ .    $(3,992,351)       (16,515)    $(36,644)    $1,598,193
                                         ===========       ========     =========    ==========

          Attention is directed to the foregoing accountants' report and to the accompanying notes to the financial statements.

                                         PANAX PHARMACEUTICAL COMPANY LTD.
                                           (a development stage company)

                                             STATEMENTS OF CASH FLOWS

                                                                                                             PERIOD FROM
                                                                                                            JULY 1, 1993
                                                                                                            (COMMENCEMENT
                                                                                                            OF OPERATIONS)
                                                                      YEAR END           YEAR END              THROUGH
                                                                    JUNE 30, 1997      JUNE 30, 1996         JUNE 30, 1997
                                                                    -------------      -------------         --------------
Cash flows from operating activities:
   Net loss....................................................       $(1,649,951)      $(1,216,930)           $(3,992,351)
   Adjustments to reconcile net loss to
     net cash (used in) operating activities:
        Depreciation and amortization..........................            32,978            35,928                 99,821
        Write-off of debt discount.............................                                                     75,000
        Value of services paid by options and warrants.........                                                     80,000
        Accretion of compensatory options and warrants.........           139,301            78,681                217,982
        (Increase) in prepaid expenses
           and other assets....................................           (49,376)          (51,072)              (124,434)
        Increase in accounts payable and accrued
           expenses............................................           114,971             6,807                214,390
        Expenses paid by affiliate.............................                                                     96,682
        Increase in management fees payable....................                                                    112,500
                                                                     ------------       -----------            -----------
            Net cash (used in) operating activities............        (1,412,077)       (1,146,586)            (3,220,410)
                                                                     ------------       -----------            -----------
Cash flows from investing activities:
   Purchases of investments and certificates of deposit........        (2,157,134)       (2,181,502)            (8,125,113)
    Redemption of investments and certificates of
      deposit..................................................         3,590,375         3,310,000              6,900,375
   Acquisition of equipment....................................            (3,700)          (41,757)              (129,304)
    Deferred acquisition costs - Sangen & CorBec...............           (83,750)                                 (83,750)
   Organization costs..........................................                                                     (1,069)
                                                                     ------------       -----------            -----------
          Net cash provided by (used in) investing activities..         1,345,791         1,086,741             (1,438,861)
                                                                     ------------       -----------            -----------

Cash flows from financing activities:
   Issuance of common stock - net of expenses..................            25,350                                5,017,024
   Cost of shares acquired ....................................           (36,644)                                 (36,644)
   Proceeds from notes payable - affiliates....................                                                     14,000
   Proceeds from notes payable - stockholders..................                                                     96,300
   Proceeds from notes payable - other.........................                                                    300,000
   Deferred offering costs.....................................          (220,250)                                (220,250)
   Repayment of notes payable - stockholders and other.........                                                   (410,300)
                                                                     ------------       -----------            -----------
          Net cash (used in) provided by financing activities..          (231,544)                               4,760,130
                                                                     ------------       -----------            -----------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS....................................................          (297,830)          (59,845)               100,859
Cash and cash equivalents - beginning of period................           398,689           458,534                  - 0 -
                                                                     ------------       -----------            -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD......................        $  100,859        $  398,689             $  100,859
                                                                     ============       ===========            ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest ...................................             - 0 -            -  0 -                $ 6,160
See Note E for conversion of certain liabilities into Common Stock and Note F for options and warrants granted for services.

          Attention is directed to the foregoing accountants' report and to the accompanying notes to the financial statements.

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and Basis of Presentation:

           Panax Pharmaceutical Company Ltd. (the "Company") was incorporated in May 1993 and commenced operations in July 1993. The Company was originally formed to develop pharmaceutical products through bioassaying of plant extracts, identifying, and isolating active compounds from plants with a history of medicinal use. In early 1996, Panax modified its strategy, reducing its natural product discovery activities and redirecting its principal efforts toward expanding its pipeline of commercially viable pharmaceutical products by licensing or acquiring specifically-targeted products developed for the treatment of certain diseases.

           In February 1997, Panax acquired the rights to develop and commercialize a novel purgative tablet to clean the colon for any medical purpose and for use as a laxative (the "Purgative Product"), with respect to which a Phase IIb clinical trial for use prior to colonoscopy has been completed (see Note I). The Company is seeking an equity investment and if it is able to raise at least $8 million, expects to acquire the rights to develop and commercialize two additional technologies: (i) technologies to down- or up-regulate the Fc receptors on macrophages and other cells to treat serious autoimmune disorders and other diseases, including asthma/allergy and certain serious infectious diseases (the "CorBec Technology") and (ii) a Thrombospondin Technology for the treatment of cancer, specifically, the inhibition and prevention of tumor metastasis. The compounds and technologies making up the CorBec Technology and the Thrombospondin Technology are, like the Purgative Product, currently either in clinical trials or earlier stages of development, and there can be no assurance that the Company will be able to successfully develop or commercialize any of such technologies.

           The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and recruiting personnel. The Company is subject to those risks associated with development stage companies. As shown in the accompanying financial statements, the Company has incurred losses from operations since inception and substantial additional financing will be required by the Company to fund its research and development activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to fund its operation the Company has signed a letter of intent with a placement agent for a private placement equity offering (see Note I). Absent any additional funding, management plans would be to curtail activities to a level which would allow a portion of its technology to be exploited. However, there is no assurance that such financing will be completed or that the Company's planned products will be commercially successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

           On June 24, 1997, the Board of Directors approved a change in the name of the Company to InKine Pharmaceutical Company, Inc. subject to stockholder approval.

(NOTE B) - Summary of Significant Accounting Policies:

           [1]  Equipment:

           Equipment is stated at cost less accumulated depreciation. Depreciation is computed using straight-line methods over the useful lives of the assets (three years).

           [2]  Research and development:

           Research and development costs are charged to operations as incurred.

(continued)

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)

           [3]  Cash equivalents:

           The Company considers investments with original maturity dates of up to 90 days to be cash equivalents.

           [4]  Net loss per share:

           Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common equivalent shares such as options and warrants are not included in the per share calculation where the effect of their inclusion would be antidilutive.

           [5] Use of Estimates:

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

           [6]  Stock-based compensation:

           In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, companies to record compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net income and earnings per share had the fair value of options been expensed. Under the provisions of APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note F[4]).

         The Company accounts for stock-based compensation granted to non-employees based on the fair value of the consideration received or the fair value of instrument issued, whichever is more reliably measurable. The fair value is amortized over the period of the respective services provided.

           [7]  Recently Issued Accounting Pronouncements:

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires reconciliation of the numerators and the denominators of the basic and diluted EPS calculations. This statement will be effective for the second quarter of the Company's 1998 fiscal year. The Company has not yet quantified what effect the adoption of SFAS 128 will have on its earnings per share of common stock.

         In addition, the Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information."

(continued)

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


The above pronouncements will not have a significant effect on the information presented in the financial statements.

(NOTE C) - Investments:

           The Company classifies its investments as held-to-maturity, available for sale, or trading securities. Investments at June 30, 1997 consisted of U.S. Treasury bills with maturities of one year or less and are reported at amortized cost which approximates market.


(NOTE D) - Income Taxes:

           At June 30, 1997, the Company has available for federal income tax purposes net operating loss carry forwards of approximately $1,450,000, expiring through 2012, that may be used to offset future taxable income. The difference between the net loss for financial reporting purposes and the net operating loss for tax purposes is primarily due to certain general and administrative costs which are not currently deductible for tax purposes. The Company has provided a valuation reserve of $1,622,000 against the full amount of the net operating loss benefit of $652,000 and the benefit of $970,000 from other temporary differences, principally general and administrative expenses, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. The difference between the federal statutory tax rate of 34% and the Company's effective tax benefit rate of 0% is attributable to the nondeductible portion of compensation expense for stock options issued of $140,000 and an increase in valuation allowance of $675,000 in 1997 and nondeductible portion of compensation expense for stock options issued of $79,000 and an increase in valuation allowance of $507,000 in 1996.


(NOTE E) - Related Party Transactions:

           During the years ended June 30, 1997 and June 30, 1996 the Company paid $100,000 per year to Amercom Funding Ltd., ("Amercom"), a company owned by certain of its officers, directors and stockholders, pursuant to a management agreement ("Management Agreement") (see Note G[4]). In November 1996, the Company issued 165,441 shares of its Common Stock to Amercom, in satisfaction of an obligation to pay Amercom $112,500 for consulting services rendered through June 30, 1994.

           Pursuant to employment and research agreements with various stockholders, the Company incurred research and development expenses of approximately $241,000 and $107,000 for the years ended June 30, 1997 and June 30, 1996, respectively. During the fiscal year ended June 30, 1994 Amercom paid certain operating expenses on behalf of the Company aggregating $94,786, which amount plus related interest of $1,896 was contributed to the Company as capital.

           In January 1997, the Company agreed to extend for two years the term of the Management Agreement with Amercom, which would have expired on February 1, 1998, upon the occurrence of a financing of at least $8,000,000. Amercom is to receive compensation of $100,000 for services during the first year of the extension and an option for 175,000 shares of Common Stock at an exercise price of $.61 per share as compensation for the second year of extension.

(continued)

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


           In January 1997, the Company agreed to issue under the 1993 Stock Option Plan, additional options to purchase up to 225,000 shares of Common Stock at an exercise price of $0.61 per share, the exercise of which is to be subject to the success of Amercom in securing the release of the Company from its obligations under its current office lease in New York City. The options are to become exercisable with respect to 56,250 shares upon the early return of the Company's $150,000 security deposit, with the balance of 168,750 shares to become exercisable depending on the date, if any, that the Company is released from its lease obligations: 168,750 if the lease is terminated by the end of 1997; 112,500 if the lease is terminated by the end of 1998; and 56,250 if the lease is terminated by the end of 1999.

           On June 24, 1997, the Company forgave a debt of $25,250 of Amercom in consideration of services conducted by Amercom in connection with the proposed private placement of the Company's securities.

           In November 1996, the Company issued 41,176 shares of the Common Stock to a stockholder/officer in full satisfaction of accrued salary of $28,000. Subsequent to the issuance 16,515 of such shares were returned to the Company in connection with the payment of withholding tax relating to the issuance. These returned shares are being held by the Company as treasury shares.


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

           [3]  Authorized shares:

           On June 24, 1997 the Board of Directors approved an increase in the authorized share capital to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, subject to stockholder approval. An increase in authorized common shares is required to accommodate all prospective grants of stock options and warrants under existing and proposed plans.

           [4]  Stock options:

           The Company applies APB 25 and related interpretations in accounting for its stock option and purchase plans. In October 1995, SFAS 123 was issued and requires the Company to elect either expense recognition or disclosure-only alternative for stock-based employee compensation. The expense recognition provision

(continued)

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


encouraged by SFAS 123 would require fair-value based financial accounting to recognize compensation expense for the employee stock compensation plans. The Company has elected the disclosure-only alternative.

           The Company has computed the pro forma disclosures required under SFAS 123 for employee stock options granted as of June 30, 1996 and June 30, 1997 using the Black Scholes option pricing model prescribed by SFAS 123.

           The assumptions used and the weighted average information for the years ended June 30, 1996 and 1997 are as follows:

                                                                 JUNE 30, 1997              JUNE 30, 1996
                                                                ---------------            --------------
Risk-free interest rates...................................      5.84% - 6.21%              6.10 - 6.72%

Expected dividend yield....................................            -                          -

Expected lives.............................................       3 - 6 years                  6 years

Expected volatility........................................           85%                        85%

Weighted-average grant-date fair value of options
granted during the period..................................          $0.38                      $0.71

           Management has determined that accounting for stock-based compensation under SFAS 123 would not have a significant effect on pro forma net loss or pro forma net loss per share for the year ended June 30, 1997 and 1996. Accordingly such pro forma information is not presented herein.

           The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

           During 1993 the Board of Directors and the stockholders of the Company approved a Stock Option Plan (the "1993 Plan") which as amended provides for the granting of up to 800,000 shares of common stock, pursuant to which directors, employees, non-employees, consultants and advisors are eligible to receive stock options. On June 24, 1997 the Board of Directors approved, subject to stockholder approval, an increase in the number of shares under the 1993 Plan to 4,200,000. Options granted under the 1993 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.

         Stock option activity under the 1993 Plan in the years ending June 30, 1997 and 1996 is summarized as follows:

(continued)

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

                                                       1997                                 1996
                                             ---------------------------          ------------------------
                                                                WEIGHTED                          WEIGHTED
                                                                AVERAGE                           AVERAGE
                                                                EXERCISE                          EXERCISE
                                             SHARES             PRICE             SHARES          PRICE
                                             ------             --------          ------          --------
Outstanding at beginning of
  year..............................           418,000          $1.10             157,000           $1.17
    Granted.........................         1,048,500 (1)       0.62             261,000            1.05
    Exercised.......................           (30,700)          0.50
    Canceled........................           (41,300)          0.98
Outstanding at end of year..........         1,394,500 (1)       0.75             418,000            1.10
Options exercisable at year-end.....           398,184           1.03             183,250            1.18
Options available for future
  grant.............................         2,774,800                             82,000

           (1) Including options granted for 594,500 shares of common stock which are subject to approval by stockholders of an increase to 4,200,000 shares under the 1993 Plan.

           Stock options outstanding under the 1993 Plan at June 30, 1997 have an exercise price from $.50 to $1.25 and a weighted average remaining life of
7.02 years.

           In April 1995, the Company granted a business consultant an option outside the 1993 Plan to purchase 50,000 shares at $2.00 per share and 50,000 shares at $3.00 in lieu of payment for services rendered. At the date of grant the Company recorded an expense of $45,000 for such services. The option agreement was amended to reduce the option exercise price to $0.10 per share for 50,000 shares (this option was exercised for 50,000 shares in May 1995) resulting in an additional expense of $35,000. The remaining option for 50,000 shares was canceled.

           During the year ended June 30, 1997 and 1996 the Company issued options for 91,500 and 115,500 shares of common stock under the 1993 Plan to consultants which were valued at $45,750 and $57,500, respectively and are being amortized over the period of the related agreements.

           On June 24, 1997 the Board of Directors approved the 1997 Consultant Stock Option Plan (the "1997 Plan") subject to stockholder approval which provides for the granting of up to 2,500,000 shares of Common Stock, pursuant to which consultants and advisors to the Company are eligible to receive stock options. Options granted under the 1997 Plan are exercisable for a period not to extend beyond February 14, 2007 and at an exercise price determined by the Board or Plan Administrator. As of June 30, 1997, in connection with the license of the Purgative Product, the Company granted options for 750,000 shares to consultants exercisable at $0.61 per share. Of the options for 750,000 shares, 250,000 options vest on the earlier of November 14, 1997 or the completion of a debt or equity financing of at least $2,000,000 with the remaining 500,000 options vesting upon the achievement of certain development and sales milestones. In the year ended June 30, 1997, the Company valued the 250,000 options at $88,000 which is being amortized over the term of the consulting agreements. When the remaining

(continued)

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


500,000 options vest the Company will record a charge to operations based on the difference between their market price and $.61. A stockholder meeting to consider approval of the 1997 Plan and other matters has been scheduled.

         [5] Warrants:

         The Company has the following warrants outstanding at June 30, 1997 for the purchase of its common stock:

                          NUMBER
                        OF WARRANTS       EXERCISE
                        OUTSTANDING         PRICE                      DESCRIPTION AND EXPIRATION DATE
                        -----------       --------                     -------------------------------
Public                   1,264,615          $6.84     Each warrant entitles the holder to purchase one share of
Warrants                                              common stock at the exercise price subject to adjustment for dilution through May 31, 1998. The warrants may be redeemed by the
                                                      Company at price of $.05 per warrant on 30 days prior written notice if the closing bid price of common stock averages at least
                                                      $9.00 for the 20 consecutive trading day period ending within 15 days of the notice of redemption.

Underwriter's             107,500           $7.33     January 2000 - Each warrant entitles the holder to purchase
Warrant                                               one share of stock and one warrant exercisable at $7.33.

Warrants                  320,000           $1.00     October 2000 - The Company issued a warrant to purchase
Issued for                                            320,000 shares of common stock for financial and business
Services -                                            services to be provided in accordance with an agreement with
1996                                                  an investment banking firm.  The Company valued the
                                                      warrants at $160,000 which is being amortized over the
                                                      period of the agreement.

           The weighted average exercise price for warrants exercisable into one share of common stock was $5.86 as of June 30, 1997.

           [6] Treasury Stock:

           In December 1995, the Center of Efferent Therapy returned to the Company 30,000 shares of the Company's common stock upon termination of an agreement pursuant to which the shares were issued in 1993 in connection with its agreement to perform certain testing services on behalf of the Company. In February 1996, the Vice President of Ethnobotany resigned and returned 150,000 shares of common stock to the Company which he received in 1993 in connection with an employment agreement. Such returns of shares have been accounted for at their value when originally issued (par value). In November 1996, the Company issued 165,441 shares to Amercom for certain consulting services and 41,176 shares to a stockholder/officer in settlement of certain obligations of which 180,000 of such shares came from treasury (Note E). In May 1997, the stockholder officer transferred to the Company 16,515 shares previously issued to her in payment of accrued salary; such transfer was made in satisfaction of her obligation to the Company arising from the payment of withholding tax relating to the issuance. The repurchased shares are being held by the Company as treasury shares.

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Commitments:

           [1]  Employment and consulting agreements:

           The Company has entered into three to five-year employment and consulting agreements with Russian and American botanists, ethnobotanists and phytochemists, many of whom are stockholders. At June 30, 1997, future minimum payments are as follows for employment and consulting agreements:


1998.........................        $61,000
1999.........................         25,000
2000.........................         10,000
                                ------------
Total........................    $    96,000
                                 ===========

           Effective June 5, 1995, the Company entered into a three year employment agreement with the President and Chief Executive Officer for a base annual salary of $165,000 subject to annual increases as determined by the Board of Directors. The Board of Directors approved an increase to $185,000 per annum in June 1996.

           [2]  Research agreements:

           The Company has entered into an agreement with the Komarov Botanical Institute of the Russian Academy of Sciences in St. Petersburg, Russia and other institutions of higher education, for the use of laboratories and other facilities and for research services. At June 30, 1997, future annual minimum payments under the agreements are as follows:


1998.........................          18,000
1999.........................          18,000
2000.........................          18,000
2001.........................          18,000
2002.........................          18,000
Thereafter...................          18,000
                                  -----------
Total........................       $ 108,000
                                    =========

           [3]  Lease commitment:

           Prior to the closing of its initial public offering, nominal space was provided at no charge by Amercom. In July 1995 the Company entered into a lease agreement expiring April 2000, which provides for base rent of $195,300 per annum. In connection with its lease agreement, the Company opened an irrevocable letter of credit of $150,000, as security for its rental obligation. The letter of credit is secured by a $150,000 certificate of deposit.

           In conjunction with the lease agreement, the Company entered into a month to month cost-sharing agreement with Amercom and its affiliates ("Amercom Affiliates") which provides for the use of a substantial portion of the office space by Amercom Affiliates at the Company's approximate cost. The agreement also provides for reimbursement by Amercom Affiliates for furnishings, equipment and support services.

           Rent expense was approximately $70,000 and $66,000 after reimbursement by Amercom Affiliates for the years ended June 30, 1997 and June 30, 1996, respectively. In January 1997, the Company agreed to issue an option to Amercom which is subject to the success of Amercom in securing the release of the Company from its obligations under its current office lease in New York City (Note E).

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


           [4]  Other:

           Pursuant to a management agreement with Amercom, the Company was required to pay $112,500 for services rendered through June 30, 1994 which in November 1996, was satisfied in full with the issuance of 165,441 shares of Common Stock (Note E). Effective February 1995 the Company is required to pay $8,333.33 per month, for a three-year period, for management services through January 31, 1998. The Company has agreed to extend the Management Agreement by two years. (See Note E).

(NOTE H) - Fair Value of Financial Instruments:

           Financial instruments consist of cash and cash equivalents, U.S. Treasury Bills and accounts payable. The carrying amount of these instruments approximate fair value due to their short term nature.

(NOTE I) - Proposed Acquisitions and Private Placement

           When it commenced operations, Panax focused on the discovery and development of new pharmaceutical compounds identified in and isolated from plants. In early 1996, Panax modified its strategy, reducing its natural product discovery activities and redirecting its principal efforts toward expanding its pipeline of commercially viable pharmaceutical products by licensing or acquiring specifically-targeted products developed for the treatment of certain diseases.

           Purgative Product. In February 1997, the Company entered into an exclusive world-wide license agreement with ALW Partnership ("ALW") to develop, use, market, sell, manufacture, have manufactured and sub-license in the field of colonic purgative or laxatives a solid dosage form of sodium phosphate salt for use as a colonic purgative or laxative. The Company paid ALW $100,000 as a licence fee upon execution of the agreement and is obligated to pay an additional $150,000 upon consummation of $2,000,000 of financing.

           Pursuant to the ALW License and certain three-year consulting agreements with the partners of the ALW Partnership the Company is obligated for: (i) additional cash payments of $250,000 upon receipt of FDA approval of a product developed using the technology, (ii) royalties of 2% to 6% based on net sales as defined and minimum royalties of $100,000 per annum after February 2003 and (iii) options as to an aggregate of up to 750,000 shares of Company Common Stock issuable to partners of the ALW Partnership upon the achievement, if any, of certain milestones and targets pertaining to FDA approval of compounds and achievement of net sales targets.

           The License is terminable by ALW if the Company: (i) fails to commit at least $1,000,000 of funding to the development of the Purgative Product for the first two years following consummation of the $2,000,000 financing, (ii) has not paid royalties by February 2003 of at least $100,000 per year, (iii) has failed to conclude a $2,000,000 financing by November 14, 1997 or (iv) if no commercial sales of the product or "improvement" as defined have commenced by February 2005. If the license is terminated by ALW, the Company would be required to write off all amounts capitalized in connection therewith.

           In connection with Panax's acquisition in February 1997 of rights to the Purgative Product pursuant to the ALW License, and in connection with the acquisitions of CorBec and Sangen to be consummated on the date when the Company completes an initial closing of an equity investment of at least $8,000,000 ("Initial Closing"), the Company will be obligated to pay acquisition consideration as follows:

           CorBec. In May 1997, the Company entered into a letter of intent to acquire the outstanding capital stock of CorBec Pharmaceuticals, Inc. ("CorBec"), a company involved in research and development. In connection with the CorBec acquisition, the Company shall be obligated, upon consummation of the Initial Closing, to pay to CorBec's shareholders $750,000 in cash and to issue to such shareholders 750,000 shares of the Company's

                       PANAX PHARMACEUTICAL COMPANY LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

Common Stock. Additional cash payments in the aggregate amount of $16,580,000, and issuances of Company Common Stock in the aggregate amount of 720,000 shares shall be due from the Company to CorBec's shareholders upon the achievement, if any, of certain milestones and targets as defined. In addition, Panax has agreed to enter into three-year consulting agreements with a consultant and the Chief Executive Officer of CorBec, providing for aggregate consulting fees over three years equal to $510,000, and for the grant of options with respect to an aggregate of 170,000 shares of Common Stock with an option for an additional 200,000 shares to be granted to a consultant upon the achievement of certain development milestones. The Company is also to fund up to $240,000 of sponsored research over the course of three years.

           Sangen and Thrombospondin Technology. In January 1997, the Company entered into a letter of understanding to acquire the outstanding capital stock of Sangen Pharmaceutical Company ("Sangen"), a company, the sole asset of which is the right to acquire by license the rights to the Thrombospondin Technology. In connection with the acquisition of Sangen, the Company has granted Dr. Leonard S. Jacob, the sole stockholder of Sangen, who is to become Chairman of the Board and Chief Executive Officer of the Company upon consummation of the Initial Closing, options to purchase the greater of 1,200,000 shares of Common Stock (900,000 options to be granted in connection with employment) or such number of shares as will equal 7.5% of the "Fully Diluted Capitalization" of the Company as defined. In connection with the acquisition of Sangen and its licensed rights to the Thrombospondin Technology, the Company will issue 125,000 shares of Common Stock to Allegheny University of the Health Sciences ("AUHS") upon consummation of the Initial Closing; in addition, royalties based on net sales and options as to an aggregate of up to 375,000 shares of Company Common Stock shall be payable and issuable, as the case may be, by the Company to AUHS and Dr. Tuszynski, upon the achievement of certain development and sales milestones. Finally, the Company is to pay AUHS an aggregate of between $450,000 (over the course of two years) and $850,000 (over the course of four years) to fund sponsored research, depending on achievement of certain development milestones.

           In connection with the proposed acquisitions and a proposed private placement for the equity investment, the Company has incurred $304,000 of expenses at June 30, 1997 which have been classified as deferred expenses. If the proposed acquisitions and private placement are not consummated these costs will be expensed.