Form 10QSB/A
period 1997-09-30
INKINE PHARMACEUTICAL CO INC
filed 1997-11-19
CIK 929547

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

                      FORM 10-QSB/A

      /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1997

                 Commission File Number 0-24972

                INKINE PHARMACEUTICAL COMPANY INC.
        --------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          NEW YORK                              13-3754005
      ------------------------              --------------------
  (State or other jurisdiction of           (I.R.S. employer
   incorporation or organization)           Identification No.)

                        425 Park Avenue
                        New York, NY 10022
              ------------------------------------------
              (Address of principal executive office)

                        (212) 319-8300
              ------------------------------------------
                    (Issuer's telephone number)

                  PANAX PHARMACEUTICAL COMPANY LTD.
              ------------------------------------------
              (Former name, former address and former
              fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  /X/     No  / /

     At November 14, 1997, the registrant had outstanding 21,776,179 shares of common stock, par value $.0001 per share.

      Traditional Small Business disclosure format:  Yes   /X/   No / /

     This Form 10-QSB/A is being filed to amend the cover page, table of contents and to make typographical corrections in Part I, Item 2 and Part II,
Item 2 and 5 and to amend Item 6.

                INKINE PHARMACEUTICAL COMPANY INC.

                      TABLE OF CONTENTS

                                                            Page

PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS -- For September 30, 1997 (unaudited)
 and June 30, 1997 . . . . . . . . . . . . . . . . . . . . .      3

STATEMENT OF OPERATIONS (unaudited) -- For the Three
Months Ended September 30, 1996 and September 30, 1997
and the Period from July 1, 1993 (Commencement of
Operations) through September 30, 1997 . . . . . . . . . . .      4

STATEMENT OF CASH FLOWS (unaudited) -- For the Three
Months Ended September 30, 1996 and September 30, 1997
and the Period From July 1, 1993 (Commencement of
Operations) through September 30,1997. . . . . . . . . . . . .    5

NOTE TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . .    6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL
CONDITION AND RESULT OF OPERATIONS . . . . . . . . . . . . . .    8

PART II - OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds  . . . . . .    11
Item 4. Submission of Matters to a Vote of Security Holders. .    11
Item 5. Other Information  . . . . . . . . . . . . . . . . . .    12
Item 6. Exhibit and Reports on Form 8-K  . . . . . . . . . . .    14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .    15

PART I -- FINANCIAL INFORMATION
Item 1.
                INKINE PHARMACEUTICAL COMPANY INC.
                  (a development stage company)
                         BALANCE SHEET


                                               September 30, 1997      June 30, 1997
                                              -------------------      -------------
Current Assets
    Cash and cash equivalents . . . . . . . . . . .   $   390,796        $  100,859
    Investments to be held on maturity. . . . . . .       284,603         1,074,738
    Prepaid expenses and other current  assets  . .        22,967            25,003
                                                       ----------        ----------
    Total current assets  . . . . . . . . . . . . .       698,365         1,200,600
                                                       ----------        ----------

Equipment
    Testing equipment . . . . . . . . . . . . . . .       117,618           113,434
    Computer equipment  . . . . . . . . . . . . . .        16,129            15,872
                                                       ----------        ----------
                                                          133,746           129,306
Less accumulated depreciation . . . . . . . . . .         105,781            99,323
                                                       ----------        ----------
                                                           27,965            29,983
Restricted certificate of deposit  . . . . . . . .        150,000           150,000
Deferred assets . . . . . . . . . . . . . . . . . .       464,488           304,000
Other Assets  . . . . . . . . . . . . . . . . . . .       100,000           100,000
                                                       ----------        ----------
    Total other assets . . . . . . . . . . . . . .        714,488           554,000

            TOTAL . . . . . . . . . . . . . . . . .    $1,440,818        $1,784,583
                                                       ==========        ==========

LIABILITIES
  Current liabilities:
    Account payable and other accrued expenses  . .     $ 157,399         $ 186,390
                                                       ----------        ----------
STOCKHOLDERS' EQUITY
Common stock, $0001 par value; authorized 10,000,000
 shares; outstanding 3,373,527 and 3,373,027
 shares respectively . . . . . . . . . . . . . . . .          337               337
Additional paid-in capital  . . . . . . . . . . . .     5,760,319         5,760,119
Unearned portion of compensatory stock
 and warrants . . . . . . . . . . . . . . . . . . .      (104,060)         (133,268)
Deficit accumulated during the development stage  .    (4,336,534)       (3,992,351)
Less common stock held in treasury (16,515 shares) .      (36,644)          (36,644)
                                                       ----------        ----------
     Total stockholder's equity . . . . . . . . . .     1,283,419         1,598,193
                                                       ----------        ----------
             TOTAL  . . . . . . . . . . . . . . . .    $1,440,818        $1,784,583
                                                       ==========        ==========

               INKINE PHARMACEUTICAL COMPANY INC.
                 (a development stage company)
                    STATEMENT OF OPERATIONS
                         (unaudited)



                                                                          Period from
                                                                          July 1, 1993
                                                                         (Commencement
                                                                         of Operations)
                                 Three Months Ended September 30,            Through
                                      1997             1996          September 30, 1997
                                   ---------         ---------       ------------------
Costs and Expenses:

  Research and development . . .    $  67,268         $ 196,901           $1,975,249

  General and administrative . .      285,124           221,663            2,716,614

  Write-off of debt discount . .                                              75,000

  Interest expense . . . . . . .                                               6,160
                                    ---------         ---------            ---------
                                      352,392           418,564            4,773,023

Interest (income). . . . . . . .      (8,209)           (26,228)            (436,489)
                                    ---------         ---------            ---------

Net Loss . . . . . . . . . . . .   $  344,183        $  392,336          $ 4,336,534
                                   ==========        ==========          ===========


  Net loss per share . . . . . .         $.10              $.13
                                    =========         =========
Weighted average number of
 common shares outstanding . . .    3,356,847         3,135,710
                                    =========         =========

                  INKINE PHARMACEUTICAL COMPANY INC.
                  (a development stage company)
                     STATEMENT OF CASH FLOWS


                                                                            Period From
                                                                           July 1, 1993
                                                                      (Commencements of
                                                                            Operations)
                                 Three Months Ended September 30,              Through
                                       1997             1996         September 30, 1997
                                     ---------        ---------        ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss . . . . . . . . . . . .   $ (344,183)      $ (392,336)        $(4,336,534)
 Adjustments to reconcile
  net loss to net cash (used
  in) operating activities:
 Depreciation and
  amortization . . . . . . . . . .       6,458           10,027             106,280
 Write-off of debt
  discount . . . . . . . . . . . .                                           75,000
 Value of services paid
  by options and warrants  . . . .                                           80,000
 Accretion of compensatory
  options and warrants . . . . . .      29,208           28,126             247,190
(Increase)decrease in prepaid
  expenses and other assets . . . .      2,036            8,925            (122,398)
 Increase (decrease) in account payable
  and accrued expenses  . . . . . .    (28,991)         (13,466)            185,399
 Expenses paid by affiliate . . . .                                          96,682
 Increase in management fees
  payable. . . . . . . . . . . . . .                                        112,500
                                      ---------        ---------         ----------
     Net cash (used in)
      operating activities. . . . . . (335,477)        (358,724)         (3,555,881)
                                      ---------        ---------         ----------
 CASH FLOW FROM INVESTING
  ACTIVITIES:
   Net sales (purchases) of
    investments . . . . . . . . . . .  790,135          240,564          (7,334,978)
   Redemption of investments and
    Certificates of deposits. . . . .                                     6,900,375
   Acquisition of equipment . . . . .   (4,439)                            (133,743)
   Deferred offering cost - Sangen
    and Corbec . . . . . . . . . . . . (77,018)                            (160,768)
   Organization costs . . . . . . . .                                        (1,069)
                                      ---------        --------          ----------
     Net cash (used in)
      investing activities . . . . . . 708,678          240,564            (730,183)

 CASH FLOW FROM FINANCING
  ACTIVITIES:
   Issuance of common stock -
     net of expenses . . . . . . . . .     200                            5,017,224
   Cost of shares . . . . . . . . . . .                                     (36,644)
    Proceeds form note payable
     - affiliates  . . . . . . . . . .                                       14,000
    Proceeds from notes payable
     - stockholders  . . . . . . . . .                                       96,300
    Proceed from notes payable
     - other . . . . . . . . . . . . .                                      300,000
    Deferred offering cost . . . . . . (83,469)                            (303,719)
    Repayment of notes payable -
     stockholders and other. . . . . .                                     (410,300)
                                       --------         ---------        ----------
     Net cash provided by
      financial activities . . . . . . (83,269)                           4,676,861

                                       --------       ---------          ----------
 NET INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS . . . . . . . . 289,937         (118,160)            390,796

 Cash and cash equivalents
  - beginning of period  . . . . . . . 100,859          398,689              - 0 -

 CASH AND CASH EQUIVALENTS
  - END OF PERIOD  . . . . . . . . . $ 390,796        $ 280,529           $ 390,796
                                     =========        =========           =========
                                         5

                         INKINE PHARMACEUTICAL COMPANY, INC.
                            (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

     1.  Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles.

     Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair representation of the results for the interim periods presented.

     The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year, although the Company expects to incur a significant loss for the year ending June 30, 1998. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1997, which are contained in the Company's most recent Annual Report on Form 10-KSB.

     2.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

     3.  Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share.
The Company will adopt this statement for its fiscal year ending June 30, 1998.

    4.  Subsequent Events

    As of November 6, 1997, the Company completed an initial closing ("Initial Closing") of a private placement with gross proceeds to the Company of approximately $15,600,000, changed its name to Inkine Pharmaceutical Company, Inc. and completed the acquisitions of Sangen Pharmaceutical Company and CorBec Pharmaceuticals, Inc. On November 14, 1997, the Company completed a second closing to bring the total aggregate proceeds from the private placement to approximately $17 million. See Part II, Item 5 - Other Information - Private Placement and Acquisitions.

Item 2.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

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

     Commencing in late calendar 1996, Panax has sought out opportunities to expand its product pipeline via licensing or acquisition of drug candidates and platform technologies. The Company entered in: (i) January 1997 into a letter of intent to acquire Sangen Pharmaceutical Company ("Sangen"), which was recently organized to engage in the discovery and development of pharmaceutical products for the treatment of cancer (Sangen's principal asset is its right to acquire an exclusive worldwide license to a thrombospondin technology ("Thrombospondin Technology") which as indicated by early preclinical studies, may be useful in the prevention of metastatic cancer including breast, lung, prostate, pancreas and squamous cell cancer); (ii) February 1997 into an agreement granting the Company an exclusive worldwide license to manufacture and sub-license a novel purgative product being developed by the ALW Partnership for clearing the colon prior to colonoscopy ("Purgative Product"); and (iii) May 1997 into a letter of intent to acquire CorBec Pharmaceuticals, Inc. ("CorBec"), which is engaged in the development of pharmaceuticals designed to modulate the immune system by manipulating macrophage and mast cell function ("CorBec Technology").

    As of November 6, 1997, the Company completed the Initial Closing of a private placement with gross proceeds to the Company of approximately $15,600,000, changed its name to Inkine Pharmaceutical Company, Inc. and completed the acquisitions of Sangen and CorBec. On November 14, 1997, the Company completed a second closing to bring the total aggregate proceeds from the private placement to approximately $17 million. See Part II, Item 5 - Other Information - Private Placement and Acquisitions.

     Results of Operations

     The Company incurred losses of $344,183 and $392,336 for the three month periods ended September 30, 1997 and 1996, respectively. The Company expects to incur additional losses in the foreseeable future. The per share loss was $0.10 and $0.13 for the three month periods ended September 30, 1997 and 1996, respectively. Losses are expected to increase significantly in the remainder of the fiscal year as the Company undertakes to develop the Purgative Product, Thrombospondin Technology and CorBec Technology.

     Research and development expenses amounted to $67,268 and $196,901 for the three month periods ended September 30, 1997 and 1996, respectively. The reduction in research and development expenses is the result of reduced plant collection in Russia and less pharmacological screening of those plants. Research and development expenses are expected to increase substantially in future quarters as the Company undertakes to develop the Purgative Product, Thrombospondin Technology and CorBec Technology. Additional research and development expenses will include the hiring of personnel to direct the clinical and manufacturing activities with respect to the Purgative Product and CorBec Technology and a vice president for research and development to direct research and development activities on the Thrombospondin and CorBec Technologies. Substantial resources will be expended on a phase III trial currently underway with respect to the CorBec Technology and a phase III clinical trial expected to be initiated on the Purgative Product.

     General and administrative expenses amounted to $285,124 and $221,663 for the three month periods ended September 30, 1997 and 1996, respectively. General and administrative expenses will increase with the addition of Dr. Leonard S. Jacob as Chairman of the Board and Chief Executive Officer, the hiring of a Chief Financial Officer and an expanded scale of operations associated with the development of multiple technologies. The Company intends to relocate from New York City to more suitable facilities in the Philadelphia area.

     Interest income amounted to $8,209 and $26,228 for the three month periods ended September 30, 1997 and 1996, respectively and $436,489 for the period from inception through September 30, 1997. Interest income was earned on the proceeds of the Company's initial public offering in January 1995 of its common stock and warrants. Interest income has been decreasing reflecting reduced cash balances. Interest income is expected to increase significantly in coming quarters reflecting the proceeds of the Company's private placement.

     Liquidity and Capital Resources

     Since its inception, the Company has incurred net operating losses and, as of September 30, 1997, had an accumulated deficit of $4,336,534. The Company has financed its net operating losses through September 30, 1997 by a series of debt and equity financings.

     At September 30, 1997, the Company had cash, cash equivalents and investments of $675,399. Cash and cash equivalents is comprised primarily of the proceeds from the Company's initial public offering in January 1995. As of November 6, 1997, the Company completed the Initial Closing of a private placement with gross proceeds to the Company of approximately $15,600,000, changed its name to Inkine Pharmaceutical Company, Inc. and completed the acquisitions of Sangen Pharmaceutical Company and CorBec Pharmaceuticals, Inc. On November 14, 1997, the Company completed a second closing to bring the total aggregate proceeds from the private placement to approximately $17 million. See Part II, Item 5 - Other Information - Private Placement and Acquisitions.

     The Company believes that with the net proceeds from its private placement (described in Item 5 of Part II below), its financial resources are adequate for its operations for at least the next twelve months. The Company's future capital requirements will depend on numerous factors which cannot be quantified and many of which the Company cannot control, including continued progress in its research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scale-up, effective marketing activities and arrangements, and licensing or acquisition activity. The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to the Company, if at all. If adequate additional funds are not available when required, the Company may have to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its operations and its business will be materially and adversely affected.

     The Company plans to invest significant resources in new equipment in the next 12 months in connection with the expansion of its research and development activities, the addition of new personnel and the relocation of its headquarters. The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to the Purgative Product, Thrombospondin Technology and CorBec Technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

              PART II -- OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

     The Company's registration statement on Form S-1 (SEC file no. 33-83628) with respect to its initial public offering was declared effective on January 18, 1995.

     From the effective date of the registration statement through September 30, 1997, the net proceeds of the Company's initial public offering have been used in the following amounts and for the following purposes (amounts are estimated):

     Purchases of equipment                   $ 134,000
     Repayment of indebtedness                  344,000
     Acquisition of technology                  100,000
     Working capital                          3,733,000
     Money market deposits and certificates
      of deposit                                675,000

     Of the foregoing amounts, approximately $275,000 has been paid to Amercom Funding Ltd., a company owned by certain of the Company's officers, directors and stockholders. All other amounts were direct and indirect payments to persons other than (i) directors, officers and associates thereof, (ii) persons beneficially owning 10% or more of the Company's Common Stock, or
(iii) affiliates of the Company.

     Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Meeting of Shareholders of the Company held on October 30, 1997 the following actions were approved by the shareholders:

(a)  Amendments to the Company's Certificate of Incorporation to:

        - change the authorized capital stock by creating a class of 5,000,000 shares of Preferred Stock par value $.0001 per share by vote of 1,719,000 shares FOR, 6,081 shares AGAINST and 2,000 shares ABSTAINED;

        - change the authorized capital stock by increasing the number of authorized shares of Common Stock, par value $.0001 per share, from 10,000,000 to 50,000,000 shares by vote of 3,010,646 shares FOR, 44,350 shares AGAINST and 300 shares ABSTAINED; and

        - change the name of the Company to "Inkine Pharmaceutical Company, Inc."by vote of 3,009,896 shares FOR, 43,800 shares AGAINST and 1,600 shares ABSTAINED.

(b) Amendment of the 1993 Stock Option Plan to increase the number of shares of Common Stock subject to Plan to 4,200,000 by vote of 1,744,531 shares FOR, 92,181 shares AGAINST and 3,650 shares ABSTAINED.

(c) Adoption of the 1997 Consultant Stock Option Plan providing for the grant of options covering up to 2,500,000 shares of the Common Stock of the Company by vote of 1,935,435 shares FOR, 97,231 shares AGAINST and 5,650 shares ABSTAINED.

      Item 5.  Other Information

      Private Placement

     On November 6, 1997, the Company completed the Initial Closing of a private placement and on November 14, 1997 completed a second closing of the private placement with total aggregate gross proceeds of $16,960,000 by selling 16,960,000 shares of Common Stock of the Company. In addition, the placement agents received as commissions (i) 1,442,652 shares of Common Stock,
(ii) $305,000 and (iii) warrants for the purchase of a total of 1,740,265 shares of Common Stock at an exercise price of $1.00 per share. The common stock was issued to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D. Simultaneous with the Initial Closing, the Company changed its name to Inkine Pharmaceutical Company, Inc. The Company's estimated expenses in connection with the private placement are $350,000.

     Acquisitions

     Simultaneous with the Initial Closing, the Company acquired Sangen and CorBec. In addition, certain rights possessed by ALW Partnership to cancel the Company's exclusive worldwide license for the Purgative Product lapsed. See Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Simultaneous with the acquisition, Dr. Leonard S. Jacob, became Chairman of the Board and Chief Executive Officer of the Company under a long term employment agreement and was issued a ten-year option entitling him to purchase the number of shares of Common Stock equal to 7 1/2% of the fully diluted capitalization of the Company. The exercise price of Dr. Jacob's option is (i) $0.61 per share for 1,200,000 shares and (ii) $1.00 per share for shares in excess of 1,200,000 shares. Dr. Taffy J. Williams, formerly the Company's President and Chief Executive Officer, became President and Chief Operating Officer of the Company following the above acquisitions. In January 1997, Dr. Williams received an option to purchase 5% of the fully diluted capitalization of the Company. The exercise price of Dr. Williams' option is
(i) $0.61 per share for 500,000 shares and (ii) $1.00 per share for shares in excess of 500,000 shares. In the cases of both Dr. Jacob and Dr. Williams, "fully diluted capitalization" is determinable upon the final closing of the private placement described above in this Item 5. "Fully diluted capitalization" means all issued and outstanding shares of Common Stock of the Company plus all shares issuable upon exercise of outstanding derivative instruments (other than certain warrants and options granted to the underwriter in the Company's initial public offering). As of the date hereof, Dr. Jacob and Dr. Williams have received options to purchase 1,200,000 shares and 500,000 shares, respectively. As described above, both currently have the right to receive additional options, which will be delivered to them (along with any additional options to which they are entitled based on the final closing) in connection with the final closing of the private placement.

     The Sangen acquisition included the grant to Dr. Tuszynski, the inventor of the Thrombospondin Technology, and Allegheny University of the Health Sciences ("AUHS") of 125,000 shares and options to purchase an aggregate of 375,000 shares, of which options for 250,000 shares will be exercisable upon achievement of specified milestones in the development of a new drug candidate. In addition, Dr. Tuszynski, and AUHS will be entitled to cash royalties based on net sales and sub-license fees derived from the technology. The Company has agreed to fund additional research in Dr. Tuszynski's laboratory in an amount ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive). Dr. Tuszynski is to be engaged as a consultant to the Company for a two-year period at a fee of $50,000 per year.

     The acquisition of CorBec resulted in the payment of $750,000 and the issuance of 750,000 shares of Common Stock of the Company with provisions for additional cash payments and stock issuances based upon the achievement of certain milestones for CorBec's most advanced drug candidate, CBP-1011, an orally administered glucocorticoid analog, which is in a Phase III pivotal clinical trial in the United States. These milestones include the receipt of an FDA letter of approval to sell the drug, and certain designated annual amounts of sales. The maximum cash and shares to be issued will be an aggregate of $8,000,000 in cash and 440,000 shares of Common Stock.
Additional cash payments of up to $8,500,000 and 280,000 shares of Common Stock are to be made based on the achievement of certain annual levels of sales of a second drug developed from the CorBec technology. In addition, the Company has agreed to enter into three-year consulting agreements with Dr. Alan Schreiber, the inventor of the CorBec technology and with the former chief executive officer of CorBec, providing for aggregate consulting fees over three years equal to $510,000, and for the grant of options with respect to an aggregate of 170,000 shares of Common Stock. Dr. Schreiber will receive an option for an additional 200,000 shares upon FDA approval, if any, of an IND and commencement of clinical trials with respect to a third generation compound. The Company is also to fund up to $240,000 of sponsored research in Dr. Schreiber's laboratory over the course of three years.

     Simultaneous with the Initial Closing, the Company paid $150,000 (in addition to $100,000 paid in January 1997) to ALW Partnership in connection with the Purgative Product license. The Company (i) will make certain payments to ALW Partnership aggregating up to $250,000 upon the completion of certain development milestones, (ii) has issued to ALW Partnership options to purchase an aggregate of 750,000 shares of Common Stock at a price of $0.61 per share, which are exercisable as to 250,000 shares and will become exercisable as to 500,000 shares if certain developmental milestones are met and (iii) is required to pay to ALW Partnership cash royalties of 2% of net sales of the related drug, if any, which percentage will increase to 4% with respect to net sales between $5,000,000 and $10,000,000 and to 6% as to net sales in excess of $10,000,000.

     The Company will incur a non-recurring charge attributable to each acquisition which will be treated as purchased research and development and expensed in the current year.

    Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits.
          3.1      Certificate of Incorporation (1) (2)
          3.2      Bylaws (1)
          27       Financial Data Schedule

     (b) Reports on Form 8-K - No reports of Form 8-K were filed with respect to events during the three months ended
September 30, 1997.

 (1) Filed as an exhibit to the Company's registration statement on Form S-1 (SEC file no. 33-83628) and incorporated herein by reference.

 (2) The Company's certificate of incorporation was amended as of November 6, 1997. This amendment is described in Item 4 of Part II of this report. The Company will file the amended certificate of incorporation as an exhibit to a current report on Form 8-K within 15 days after completion of the final closing of its private placement described in
Item 5 of Part II of this report, which final closing is expected to occur on November 14, 1997.

                        Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned hereunto duly authorized.





                           INKINE PHARMACEUTICAL COMPANY, INC.




                           /s/ Taffy J. Williams, Ph.D.
                           -------------------------------------
                           Taffy J. Williams, Ph.D.
                           President and Chief Operation Officer










November 17, 1997