Form 10KSB/A
period 1997-06-30
INKINE PHARMACEUTICAL CO INC
filed 1998-01-14
CIK 929547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended         June 30, 1997         or
                          ----------------------------

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------     ----------------

Commission file number                       0-24972
                      ---------------------------------------------------------

                       InKine Pharmaceutical Company, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                   13-3754005
-------------------------------------     --------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

      425 Park Avenue -
   27th Floor, New York, NY                              10022
-------------------------------------     --------------------------------------
    (Address of principal                              (Zip Code)
      executive offices)

        Registrant's telephone number, including area code (212)-319-8300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $.0001 per share
                         Common Stock Purchase Warrants
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                         -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The Registrant's revenues for the year ended June 30, 1997 were $103,022.

As of September 26, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates was $4,652,867. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds 5% of the Registrant's Common Stock outstanding at September 26, 1997 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

As of September 17, 1997, there were 3,356,912 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Format (check one):    Yes          No   X
                                                      -------     -------

DOCUMENTS INCORPORATED BY REFERENCE:  None

This Form 10-KSB/A is being filed to make certain technical corrections to the cover page of the annual report on Form 10-KSB for the year ended June 30, 1997 (the "Annual Report") of InKine Pharmaceutical Company, Inc., formerly Panax Pharmaceutical Company Ltd., and to include Exhibit 27 in the Annual Report and to effect conforming changes to Item 13 and the Exhibit Index.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  3.1      Certificate of Incorporation and amendments thereto*
                  3.2      By-Laws, as amended*
                  10.1     Stock Option Plan*
                  10.2     Form of Stock Option Agreement*
                  10.3     Employment Agreement with Dr. Taffy J. Williams*
                  10.4     Lease with respect to offices at 425 Park Avenue, New
                           York*
                  10.5     Cost-Sharing Agreement between the Company and
                           affiliates*
                  10.6     Management Services Agreement wht Amercom Funding,
                           Ltd.*
                  10.7     Amendment to Management Services Agreement*
                  10.8     License Agreement with ALW Partnership*
                  10.9     Form of Consultant Agreement*
                  10.10    Form of Option granted to partners of ALW
                           Partnership*
                  10.11    Agreement with Komarov Botanical Institute, as
                           amended*
                  10.12    Letter agreement with D.H. Blair & Co., Inc.*
                  10.13    Warrant agreement with D.H. Blair & Co., Inc.*
                  23.1     Consent of Independent Auditors*
                  27       Financial Data Schedule**

                  -------------------------
                  * Previously filed as an exhibit to the Regisrant's annual report on Form 10-KSB for the fiscal year ended June 30, 1997.

                  **       Filed herewith.

         (b)      Reports on Form 8-K.

                  No report on Form 8-K was filed by the Registrant during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INKINE PHARMACEUTICAL COMPANY, INC.



                                   By:  /s/  ROBERT F. APPLE
                                      ------------------------------------------
                                      Robert F. Apple, Vice President, Finance
                                      & Administration


Dated:  January 14, 1998

                                  EXHIBIT INDEX

         3.1      Certificate of Incorporation and amendments thereto*
         3.2      By-Laws, as amended*
         10.1     Stock Option Plan*
         10.2     Form of Stock Option Agreement*
         10.3     Employment Agreement with Dr. Taffy J. Williams*
         10.4     Lease with respect to offices at 425 Park Avenue, New York.*
         10.5     Cost-Sharing Agreement between the Company and affiliates*
         10.6     Management Services Agreement wht Amercom Funding, Ltd.*
         10.7     Amendment to Management Services Agreement*
         10.8     License Agreement with ALW Partnership*
         10.9     Form of Consultant Agreement*
         10.10    Form of Option granted to partners of ALW Partnership*
         10.11    Agreement with Komarov Botanical Institute, as amended*
         10.12    Letter agreement with D.H. Blair & Co., Inc.*
         10.13    Warrant agreement with D.H. Blair & Co., Inc.*
         23.1     Consent of Independent Auditors*
         27       Financial Data Schedule**

         -------------------------
         * Previously filed as an exhibit to the Regisrant's annual report on Form 10-KSB for the fiscal year ended June 30, 1997.

         **       Filed herewith.