Form 10QSB
period 1997-12-31
INKINE PHARMACEUTICAL CO INC
filed 1998-02-17
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


                           COMMISSION FILE NO. 0-24972



                       INKINE PHARMACEUTICAL COMPANY, INC.
              (Exact name of small business issuer in its charter)


            NEW YORK                                    13-3754005
(State or other jurisdiction of            (I.R.S. Employer Identification  No.)
 incorporation or organization)


                                SENTRY PARK EAST
                                1720 WALTON ROAD
                               BLUE BELL, PA 19422
                    (Address of Principal executive offices)

                                  610-260-9350
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

   At February 13, 1998, the registrant had outstanding 22,703,175 shares of common stock, par value $.0001 per share.

             Transitional Small Business disclosure format: Yes / /  No /X/

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I - FINANCIAL INFORMATION..........................................................................      3

         ITEM 1.  FINANCIAL STATEMENTS..................................................................      3

                  BALANCE SHEETS - as of December 31, 1997 (unaudited)
                  and June 30, 1997.....................................................................      3

                  STATEMENTS OF OPERATIONS (unaudited) -- For the Three and Six
                  Month Periods Ended December 31, 1997 and 1996, and the Period
                  from July 1, 1993 (Commencement of Operations)
                  through December 31, 1997.............................................................      4

                  STATEMENTS OF CASH FLOWS (unaudited) -- For the Six Month
                  Periods Ended December 31, 1997 and 1996, and the Period from
                  July 1, 1993 (Commencement of Operations) through
                  December 31, 1997.....................................................................      5

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS...............................................      6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.................................................      9

PART II - OTHER INFORMATION.............................................................................     11

SIGNATURES        ......................................................................................     13

PART I -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                    DECEMBER 31, 1997     JUNE 30, 1997
                                                                    -----------------     -------------
         ASSETS                                                        (UNAUDITED)

Current assets:
     Cash and cash equivalents ...................................       $  2,820            $   101
     Short term investments ......................................         10,813              1,075
     Prepaid expenses and other current assets ...................            243                 25
                                                                         --------            -------
         Total current assets ....................................         13,876              1,201

Fixed assets, net ................................................             55                 30
Long term investments ............................................          1,599                 --
Restricted certificate of deposits ...............................            150                150
Other assets .....................................................             --                404
                                                                         --------            -------

         TOTAL ASSETS ............................................       $ 15,680            $ 1,785
                                                                         ========            =======

         LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
     Accounts payable and other accrued expenses .................       $     80            $   186
                                                                         --------            -------

         STOCKHOLDERS' EQUITY

Common stock, $.0001 par value; authorized 50,000,000
     shares; issued 22,703,175 and 3,373,027 shares respectively .              2                  1
Additional paid-in capital .......................................         30,960              5,760
Unearned portion of compensatory stock/warrants ..................         (5,106)              (133)
Unrealized gain (loss) on investments ............................            (20)                --
Deficit accumulated during the development stage .................        (10,199)            (3,992)
Less common stock held in treasury (16,515 shares) ...............            (37)               (37)
                                                                         --------            -------

         Total stockholders equity ...............................         15,600              1,599
                                                                         --------            -------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............       $ 15,680            $ 1,785
                                                                         ========            =======



See accompanying notes to unaudited financial statements

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)



                                                                                                   PERIOD FROM
                                                                                                  JULY 1, 1993
                                                                                                (COMMENCEMENT OF
                                            THREE MONTHS ENDED               SIX MONTHS ENDED      OPERATIONS)
                                               DECEMBER 31,                    DECEMBER 31,          THROUGH
                                         1997           1996            1997           1996        DECEMBER 31,
                                       --------        -------        -------        --------          1997
                                                                                                    ---------

Costs and Expenses:
     Research and development ..       $    737        $   228        $   804        $    424        $  2,712
     Purchased research &
      development ..............          3,880             --          3,880              --           3,880
     General and administrative           1,363            223          1,648             444           4.079
     Write-off debt discount ...             --             --             --              --              75
                                       --------        -------        -------        --------        --------
                                          5,980            451          6,332             868          10,746
                                       --------        -------        -------        --------        --------

Loss from operations ...........         (5,980)          (451)        (6,332)           (868)        (10,746)

Interest income ................            118             40            126              65             554
Interest expense ...............             --             --             --              --              (7)
                                       --------        -------        -------        --------        --------

Net loss .......................       $ (5,862)       $  (411)       $(6,206)       $   (803)       $(10,199)
                                       ========        =======        =======        ========        ========

Net loss per share .............        $  (.40)       $  (.13)      $   (.69)       $   (.25)

Weighted average shares
outstanding ....................         14,594          3,223          8,975           3,180


See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                                             PERIOD FROM
                                                                                             JULY 1, 1993
                                                                                           (COMMENCEMENT OF
                                                           SIX MONTHS ENDED DECEMBER 31,  OPERATIONS) THROUGH
                                                               1997           1996        DECEMBER 31, 1997
                                                               -----         -----        ----------------
Cash flows from operating activities:
   Net loss ..........................................       $ (6,206)       $(803)           $(10,199)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization .................             13           19                 113
       Write-off of debt discount ....................             --           --                  75
       Value of services paid by options and warrants             467           --                 547
       Accretion of compensatory options and warrants           1,116           65               1,334
       Purchased in process research and development .          2,742           --               2,742
       (Increase) decrease in prepaid expenses
        and other assets .............................            186          (27)               (243)
       Increase (decrease) in accounts payable
        and accrued expenses .........................           (106)         (29)                108
       Expenses paid by affiliate ....................             --           --                  97
       Increase in management fees payable ...........             --           --                 113
                                                             --------        -----            --------
     Net cash used in operating activities ...........         (1,788)        (776)             (5,313)

Cash flows from investing activities:
   Purchases of investments ..........................        (12,127)         538             (20,252)
   Proceeds from maturities and sales of investments .            790           --               7,690
   Capital expenditures ..............................            (38)          (2)               (167)
                                                             --------        -----            --------
      Net cash used in investing activities ..........        (11,375)         536             (12,729)

Cash flows from financing activities:
   Issuance of common stock - net of expenses ........         15,882           --              20,899
   Cost of shares - acquired .........................             --           --                 (37)
   Proceeds from notes payable - affiliates ..........             --           --                  14
   Proceeds from notes payable - stockholders ........             --           --                  96
   Proceeds from notes payable - other ...............             --           --                 300
   Repayment of notes payable - stockholders and other             --           --                (410)
                                                             --------        -----            --------
     Net cash provided by financing activities .......         15,882           --              20,862
                                                             --------        -----            --------

Net increase (decrease) in cash and cash equivalents .          2,719         (240)              2,820

Cash and cash equivalents - beginning of period ......            101          399                  --
                                                             --------        -----            --------

Cash and cash equivalents - end of period ............       $  2,820        $ 159            $  2,820
                                                             ========        =====            ========



See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and have been prepared by InKine Pharmaceutical Company, Inc. (the "Company") in accordance with generally accepted accounting principles.

         Certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted in the Company's interim financial statements. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair representation of the results for the interim periods presented.

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

2.       USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years or interim periods ending after December 15, 1997, and early adoption is not permitted. The Company adopted this statement for the quarter ended December 31, 1997. The effect of adopting SFAS No. 128 was not material.

         The FASB recently issued three new accounting standards, Statement No. 129, Disclosure of Information about Capital Structure, Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and if adopted will be effective for the period presented after December 31, 1997. The Company does not expect that the effect of these new standards will be material.

4.       PRO FORMA FINANCIAL INFORMATION

         As previously reported in the Company's reports filed under the Exchange Act, as of November 6, 1997, the Company acquired all the outstanding capital stock of CorBec Pharmaceuticals, Inc. ("CorBec"), a privately owned, development-stage, bio-pharmaceutical company founded in 1993 to discover and develop drugs to treat autoimmune disease, serious infections and asthma/allergy, and Sangen Pharmaceutical Company ("Sangen"), a privately owned, development-stage, bio-pharmaceutical company formed in early 1997 and focused on the development of a potential cancer treatment technology. CorBec's technology, which consists of compounds designed to modulate the immune system, is licensed from the University of Pennsylvania and has been developed in the laboratory of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the

University of Pennsylvania School of Medicine (the "CorBec Technology"). The most advanced product within this family of compounds, CBP-1011, is in Phase III clinical trials for the treatment of idiopathic thrombocytopenic purpura ("ITP"). Sangen's technology consists of specific peptide molecules and a polyclonal antibody developed by Dr. George Tuszynski, Professor of Surgery, Medicine and Pathology at Allegheny University of the Health Sciences ("AUHS"), based on a specific thrombospondin receptor, which Dr. Tuszyuski discovered (the "Thrombospondin Technology"). In addition, in early 1997, the Company acquired an exclusive, worldwide license to a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose and for use as a laxative (the "Purgative Product"), which is in clinical development for colonoscopies. The Company licensed this technology from a partnership of physicians ("ALW Partnership"), including Craig Aronchik, M.D., an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and a Clinical Associate Professor of Medicine at the University of Pennsylvania School of Medicine. As of November 6, 1997, certain rights of ALW Partnership to cancel this license lapsed. The acquisitions of CorBec, Sangen and the Purgative Product license are referred to collectively herein as the "Acquisitions."

         On November 18, 1997, the Company completed the third and final closing of a private placement (pursuant to Section 4(a) of, and Rule 506 of Regulation D promulgated under, the Securities Act of 1933) of 17 million shares of common stock at a purchase price of $1 per share for gross proceeds of $17 million (the "Private Placement"). The initial closing of the Private Placement occurred as of November 6, 1997 (for 15,613,982 shares of Common Stock) (the "Initial Closing"), and a second closing occurred on November 14, 1997 (for 1,346,018 shares of common stock). The Acquisitions were consummated in connection with the Initial Closing. In addition, the Company changed its name from Panax Pharmaceutical Company Ltd. to InKine Pharmaceutical Company, Inc. in connection with the Initial Closing.

         Simultaneous with the Acquisitions, Dr. Leonard S. Jacob became Chairman of the Board and Chief Executive Officer of the Company under a long-term employment agreement and was issued a ten-year option entitling him to purchase the number of shares of Common Stock equal to 7 -1/2% of the fully diluted capitalization of the Company. The exercise price of Dr. Jacob's option is (i) $0.61 per share for 1,200,000 shares and (ii) $1.00 per share for approximately 1,200,000 shares. Dr. Taffy J. Williams, formerly the Company's President and Chief Executive Officer, became President and Chief Operating Officer of the Company following the Acquisitions. In January 1997, Dr. Williams received an option to purchase 5% of the fully diluted capitalization of the Company. The exercise price of Dr. Williams' option is (i) $0.61 per share for 500,000 shares and (ii) $1.00 per share for approximately 1,000,000 shares. The exercise prices of Dr. Jacob's and Dr. Williams' options were below market value of the Common Stock of the Company at the time of grant. Therefore, the Company has incurred, and will continue to incur, a significant non-cash charge to operations as a result of the option grants.

         The Sangen acquisition included the grant to Dr. Tuszynski and AUHS of 125,000 shares of Common Stock of the Company and options to purchase an aggregate of 375,000 shares, of which options for 250,000 shares will be exercisable upon achievement of specified milestones in the development of a new drug candidate. In addition, Dr. Tuszynski and AUHS will be entitled to cash royalties based on net sales and licensing fees derived from the technology. The Company has agreed to fund additional research in Dr. Tuszynski's laboratory in an amount ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive). Dr. Tuszynski is to be engaged as a consultant to the Company for a two-year period at a fee of $50,000 per year. The Shares issued resulted in a charge to purchased research and development for the six months ended December 31, 1997 of $305,000.

         The acquisition of CorBec resulted in the payment of $750,000 and the issuance of 750,000 shares of Common Stock of the Company with provisions for additional cash payments and stock issuances based upon the achievement of certain milestones for CorBec's most advanced drug candidate, CBP-1011, an orally-administered glucocorticoid analog, which is in a Phase III pivotal clinical trial in the United States. The shares issued resulted in a charge to purchased research and development for the six months ended December 31, 1997 of $1,828,000. In addition, the Company has agreed to enter into three-year consulting agreements with Dr. Alan Schreiber, the inventor of the CorBec Technology, and with the former chief executive officer of CorBec, providing for aggregate consulting fees over three years equal to $510,000, and for the grant of options with respect to an aggregate of

170,000 shares of Common Stock. The Company is also to fund up to $240,000 of sponsored research in Dr. Schreiber's laboratory over the course of three years.

         Simultaneous with the Initial Closing, the Company paid $150,000 (in addition to $100,000 paid in January 1997) to ALW Partnership in connection with the Purgative Product license. This $250,000 resulted in a charge to purchased research and development for the six months ended December 31, 1997. The Company
(i) will make certain payments to ALW Partnership aggregating up to $250,000 upon the completion of certain development milestones, (ii) has issued to ALW Partnership options to purchase an aggregate of 750,000 shares of Common Stock at a price of $0.61 per share, which are exercisable as to 250,000 shares and will become exercisable as to 500,000 shares if certain developmental milestones are met.

         The following unaudited pro forma information is presented for the Acquisitions, as if the Acquisitions had occurred on July 1, 1996. The pro forma information does not purport to be indicative of the results that would have been attained if the Acquisitions had actually been effective during the periods presented, and is not necessarily indicative of operating results to be expected in the future.

      PRO FORMA INFORMATION AS IF THE ACQUISITIONS OCCURRED ON JULY 1, 1996

                                                   For the six months ended
                                                         December 31,
                                                  1996                1997
                                              -----------        ------------

Costs and expenses ....................       $ 7,123,000        $  7,180,000
Net loss ..............................        (7,058,000)         (7,054,000)
Shares used in computing loss per share         5,503,000           9,588,649
Net loss per share ....................       $     (1.28)       $       (.74)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and under Item 1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 as filed with the Securities and Exchange Commission.

GENERAL

         The Company is a biopharmaceutical company engaged in the diagnosis and treatment of cancer and autoimmune diseases. The Company pursues these objectives through a technology platform consisting of the CorBec Technology, the Thrombospondin Technology and the Purgative Product. The Company acquired these technologies in 1997. See Note 4 of the Notes to Unaudited Financial Statements.

         Since commencing operations in 1993, the Company has not generated any sales revenue, and has received nominal amounts of revenue from contracts. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur additional losses for the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At December 31, 1997, the Company's accumulated deficit was approximately $10,199,000.

RESULTS OF OPERATIONS

         The Company incurred losses of $6,206,000 and $803,000 for the Six Month periods ended December 31, 1997 and 1996, respectively. The Company expects to incur additional losses in the foreseeable future. The per share loss was $0.69 and $0.25 for the Six Month periods ended December 31, 1997 and 1996, respectively. Losses are expected to increase significantly in the remainder of the fiscal year as the Company undertakes to develop the Purgative Product, Thrombospondin Technology and CorBec Technology.

         Research and development expenses amounted to $804,000 and $424,000 for the Six Month periods ended December 31, 1997 and 1996, respectively. The increase in research and development expenses is the result of conducting clinical trials for the Company's drug candidate, CBP-1011, and additional costs associated with INKP-100, the Purgative Product. Research and development expenses are expected to continue to increase substantially in future quarters as the Company undertakes to develop the Purgative Product, Thrombospondin Technology and CorBec Technology. Additional research and development expenses will include personnel to direct the clinical and manufacturing activities with respect to the Purgative Product and the CBP-1011 Product and additional personnel to direct the research and development activities on the Thrombospondin Technology and other CorBec Technologies. Substantial resources will be expended on a phase III trial currently underway with respect to the CorBec Technology and a phase III clinical trial expected to be initiated on the Purgative Product.

         Purchased research and development amounted to $3,880,000 in the Six Months ended December 31, 1997 as a result of the Company's acquisition of the CorBec Technology and the Thrombospondin Technology in November 1997, along with additional costs associated with the earlier purchase of the Purgative Product in January 1997. A majority of the purchase price ($2,742,000) was a non-cash charge to earnings related to the issuance of Common Stock and options for the technologies.

         General and administrative expenses amounted to $1,648,000 and $444,000 for the Six Month periods ended December 31, 1997 and 1996, respectively. The substantial increase is due to an earnings charge for options issued to the COO of the Company in connection with the restructuring of the Company and additional amortization for options issued to the CEO of the Company. General and administrative expenses will continue to increase with the addition of Dr. Leonard S. Jacob as Chairman of the Board and Chief Executive Officer, and the hiring of other administrative personnel and an expanded scale of operations associated with the development of multiple technologies.

         Interest income amounted to $126,000 and $65,000 for the Six Months ended December 31, 1997 and 1996, respectively. Interest income has increased and is expected to continue to increase significantly in coming quarters reflecting the proceeds of the Company's Private Placement.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had cash, cash equivalents and investments of $15,232,000. Cash and cash equivalents is comprised primarily of the proceeds from the Company's Private Placement in November 1997.

         The Company believes that with the net proceeds from its Private Placement, its financial resources are adequate for its operations for at least the next 24 months. The Company's future capital requirements will depend on numerous factors which cannot be quantified and many of which the Company cannot control, including continued progress in its research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scaleup, effective marketing activities and arrangements, and licensing or acquisition activity. The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to the Company, if at all. If adequate additional funds are not available when required, the Company may have to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its operations and its business will be materially and adversely affected.

         The Company plans to invest significant resources in new equipment in the next 12 months in connection with the expansion of its research and development activities and the addition of new personnel. The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to the Purgative Product, Thrombospondin Technology and CorBec Technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Company's registration statement on Form S-1 (SEC file no. 33-83628) with respect to its initial public offering was declared effective on January 18, 1995.

         From the effective date of the registration statement through December 31, 1997, the net proceeds of the Company's initial public offering have been used in the following amounts and for the following purposes (amounts are estimated):

                  Purchases of equipment                            $ 134,000
                  Repayment of indebtedness                           344,000
                  Acquisition of technology                           210,000
                  Losses from operations                            4,298,000

         This represents the full utilization of the total net proceeds of the Company's initial public offering.

         Of the foregoing amounts, approximately $275,000 was paid to Amercom Funding Ltd., a company owned by certain of the Company's former officers, directors and stockholders. All other amounts were direct and indirect payments to persons other than (i) directors, officers and associates thereof, (ii) persons beneficially owning 10% or more of the Company's Common Stock, or (iii) affiliates of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  3.1      Certificate of Incorporation, as amended (1)
                  3.2      Bylaws (2)
                  27       Financial Data Schedule

                  ------------------------------------

                  (1) Filed as an exhibit to the Company's report on Form 8-K dated November 6, 1997 (as amended by Form 8-K/A filed on December 3, 1997) and incorporated herein by reference.

                  (2) Filed as an exhibit to the Company's registration statement on Form S-1 (SEC File No. 33-83628) and incorporated herein by reference.

         (b)      Reports on Form 8-K

                  The Company filed a current report on Form 8-K on November 21, 1997, which it amended by filing Form 8-K/A on December 3, 1997. The earliest event covered by such report occurred on November 6, 1997. The items included in this report consisted of:

                  Item 1.  Changes in Control of Registrant.

                  Item 2.  Acquisition or Disposition of Assets.

                  Item 7. Financial Statements, Pro Form Financial Information and Exhibits.

                           (a)      Financial Statements of Business Acquired.

                                    -        Audited financial statements of
                                             CorBec as of December 31, 1996 and
                                             1995 and for the years then ended
                                             and for the period from inception
                                             (6/11/93) to December 31, 1996.

                                    -        Unaudited interim financial
                                             statements of CorBec as of, and for
                                             the nine-month period ended,
                                             September 30, 1997.


                           (b)      Pro Forma Financial Information.

                                    -        Pro forma unaudited condensed
                                             balance sheet of the Company at
                                             September 30, 1997.

                                    -        Pro forma unaudited condensed
                                             statement of operations of the
                                             Company for the year ended June 30,
                                             1997 and for the quarter ended
                                             September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                      INKINE PHARMACEUTICAL
                                      COMPANY, INC.



Date: February 17, 1998               /s/ ROBERT F. APPLE
                                      -------------------
                                      Robert F. Apple
                                      Vice President, Finance and Administration
                                      (Principal Financial Officer)

                                    EXHIBITS



3.1      Certificate of Incorporation, as amended (1)

3.2      Bylaws (2)

27       Financial Data Schedule

--------------------------------

(1) Filed as an exhibit to the Company's current report on Form 8-K dated November 6, 1997 (as amended by Form 8-K/A filed on December 3, 1997) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's registration statement on Form S-1 (SEC File No. 33-83628) and incorporated herein by reference.