Form 10QSB
period 1998-03-31
INKINE PHARMACEUTICAL CO INC
filed 1998-05-11
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                                  610-260-9350
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      At May 5, 1998, the registrant had outstanding 22,703,175 shares of common stock, par value $.0001 per share.

       Transitional Small Business disclosure format: Yes       No  X
                                                          ---      ---

13

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEETS - as of March 31, 1998 (unaudited)
              and June 30, 1997 .......................................................................... 3

              STATEMENTS OF OPERATIONS (unaudited) -- For the Three and Nine Month Periods
              Ended March 31, 1998 and 1997, and the Period from July 1, 1993 (Commencement of Operations) through March 31, 1998....................................................... 4

              STATEMENTS OF CASH FLOWS (unaudited) -- For the Nine Month
              Periods Ending March 31, 1998 and 1997, and the Period from
              July 1, 1993 (Commencement of Operations) through March
              31, 1998.................................................................................... 5

              NOTES TO UNAUDITED FINANCIAL STATEMENTS..................................................... 6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS......................................................... 9

PART II - OTHER INFORMATION...............................................................................11

SIGNATURES............................................................................................... 12

Exhibit Index ........................................................................................... 13



PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                         MARCH 31, 1998     JUNE 30, 1997
                                                                         --------------     -------------
         ASSETS                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents ...................................          $    792           $   101
     Short term investments ......................................            13,248             1,075
     Prepaid expenses and other current assets ...................               253                25
                                                                            --------           -------
         Total current assets ....................................            14,293             1,201

Fixed assets, net ................................................               205                30
Long term investments ............................................                --                --
Restricted certificate of deposits ...............................               150               150
Other assets .....................................................                --               404
                                                                            --------           -------

         Total assets ............................................          $ 14,648           $ 1,785
                                                                            ========           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued expenses .................          $    251           $   186
                                                                            --------           -------

Stockholders' equity:
Common stock, $.0001 par value; authorized 50,000,000
     shares; issued 22,703,175 and 3,373,027 shares respectively .                 2                 1
Additional paid-in capital .......................................            30,940             5,760
Unearned portion of compensatory stock/warrants ..................            (4,731)             (133)
Unrealized gain (loss) on investments ............................                (6)               --
Deficit accumulated during the development stage .................           (11,771)           (3,992)
Less common stock held in treasury (16,515 shares) ...............               (37)              (37)
                                                                            --------           -------

         Total stockholders' equity ..............................            14,397             1,599
                                                                            --------           -------

         Total liabilities and stockholders' equity ..............          $ 14,648           $ 1,785
                                                                            ========           =======



See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)



                                                                                                                  PERIOD FROM
                                                                                                                 JULY 1, 1993
                                                                                                               (COMMENCEMENT OF
                                                                                                                  OPERATIONS)
                                               THREE MONTHS ENDED                  NINE MONTHS ENDED                THROUGH
                                                    MARCH 31,                           MARCH 31,                   MARCH 31,
                                            1998               1997               1998              1997              1998
                                            ----               ----               ----              ----              ----
Costs and Expenses:
     Research and development ..          $    693           $   199             $ 1497           $    623           $  3,405
     Purchased research &
       development..............                72                --              3,952                 --              3,952
     General and administrative              1,008               263              2,656                708              5,087
     Write-off debt discount ...                --                --                 --                 --                 75
                                          --------           -------           --------           --------           --------
                                             1,773               462              8,105              1,331             12,519
                                          --------           -------           --------           --------           --------

Loss from operations ...........            (1,773)             (462)            (8,105)            (1,331)           (12,519)

Interest income ................               201                34                327                100                755
Interest expense ...............                --                --                 --                 --                 (7)
                                          --------           -------           --------           --------           --------

Net loss .......................          $ (1,572)          $  (428)          $ (7,778)          $ (1,231)          $(11,771)
                                          ========           =======           ========           ========           ========

Net loss per share .............          $   (.07)          $  (.13)          $   (.58)          $  (.38)

Weighted average hares
  outstanding...................            22,703             3,342             13,484              3,233


See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                                                       PERIOD FROM
                                                                                                      JULY 1, 1993
                                                                                                    (COMMENCEMENT OF
                                                                   NINE MONTHS ENDED MARCH 31,     OPERATIONS) THROUGH
                                                                     1998               1997         MARCH 31, 1998
                                                                     ----               ----         --------------

Cash flows from operating activities:
   Net loss .............................................          $ (7,778)          $(1,231)          $(11,771)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization ....................                26                28                126
       Write-off of debt discount .......................                --                --                 75
       Value of services paid by options and warrants ...               497                --                577
       Accretion of compensatory options and warrants ...             1,520               132              1,738
       Purchased in process research and development ....             2,742                --              2,742
       (Increase) decrease in prepaid expenses
        and other assets ................................               176              (193)              (253)
       Increase (decrease) in accounts payable
        and accrued expenses ............................                65               (15)               279
       Expenses paid by affiliate .......................                --                --                 97
       Increase in management fees payable ..............                --                --                113
                                                                   --------           -------           --------
     Net cash used in operating activities ..............            (2,752)           (1,279)            (6,277)

Cash flows from investing activities:
   Purchases of investments .............................           (13,319)               --            (21,444)
   Proceeds from maturities and sales of investments ....             1,160             1,063              8,060
   Capital expenditures .................................              (201)               (2)              (330)
                                                                   --------           -------           --------
      Net cash provided by (used in) investing activities           (12,360)            1,061            (13,714)

Cash flows from financing activities:
   Issuance of common stock - net of expenses ...........            15,803                --             20,820
   Cost of shares - acquired ............................                --                --                (37)
   Proceeds from notes payable - affiliates .............                --                --                 14
   Proceeds from notes payable - stockholders ...........                --                --                 96
   Proceeds from notes payable - other ..................                --                --                300
   Repayment of notes payable - stockholders and other ..                --                --               (410)
                                                                   --------           -------           --------
     Net cash provided by financing activities ..........            15,803                --             20,783
                                                                   --------           -------           --------

Net increase (decrease) in cash and cash equivalents ....               691              (218)               792

Cash and cash equivalents - beginning of period .........               101               399                 --
                                                                   --------           -------           --------

Cash and cash equivalents - end of period ...............          $    792           $   181           $    792
                                                                   ========           =======           ========


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

4.       PRO FORMA FINANCIAL INFORMATION

         As previously reported in the Company's reports filed under the Exchange Act, as of November 6, 1997, the Company acquired all the outstanding capital stock of CorBec Pharmaceuticals, Inc. ("CorBec'), a privately owned, development-stage, bio-pharmaceutical company founded in 1993 to discover and develop drugs to treat autoimmune disease, serious infections and asthma/allergy, and Sangen Pharmaceutical Company ("Sangen"), a privately owned, development-stage, bio-pharmaceutical company formed in early 1997 and focused on the development of a potential cancer treatment technology. CorBec's technology, which consists of compounds designed to modulate the immune system, is licensed from the University of Pennsylvania and has been developed in the laboratory of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the

University of Pennsylvania School of Medicine (the "CorBec Technology"). The most advanced product within this family of compounds, CBP-1011, is in Phase III clinical trials for the treatment of idiopathic thrombocytopenic purpura ("ITP"). Sangen's technology consists of specific peptide molecules and a polyclonal antibody developed by Dr. George Tuszynski, Professor of Surgery, Medicine and Pathology at Allegheny University of the Health Sciences ("AUHS"), based on a specific thrombospondin receptor, which Dr. Tuszyuski discovered (the "Thrombospondin Technology"). In addition, in early 1997, the Company acquired an exclusive, worldwide license to a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose and for use as a laxative (the "Purgative Product"), which is in clinical development for colonoscopies. The Company licensed this technology from a partnership of physicians ("ALW Partnership"), including Craig Aronchik, M.D., an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and a Clinical Associate Professor of Medicine at the University of Pennsylvania School of Medicine. As of November 6, 1997, certain rights of ALW Partnership to cancel this license lapsed. The acquisitions of CorBec, Sangen and the Purgative Product license are referred to collectively herein as the "Acquisitions."

         On November 18, 1997, the Company completed the third and final closing of a private placement (pursuant to Section 4(2) of, and Rule 506 of Regulation D promulgated under, the Securities Act of 1933) of 17 million shares of common stock at a purchase price of $1 per share for gross proceeds of $17 million (the "Private Placement"). The initial closing of the Private Placement occurred as of November 6, 1997 (for 15,613,982 shares of Common Stock) (the "Initial Closing"), and a second closing occurred on November 14, 1997 (for 1,346,018 shares of common stock). The Acquisitions were consummated in connection with the Initial Closing. In addition, the Company changed its name from Panax Pharmaceutical Company Ltd. to InKine Pharmaceutical Company, Inc. in connection with the Initial Closing.

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

         The Sangen acquisition included the grant to Dr. Tuszynski and AUHS of 125,000 shares of Common Stock of the Company and options to purchase an aggregate of 375,000 shares, of which options for 250,000 shares will be exercisable upon achievement of specified milestones in the development of a new drug candidate. In addition, Dr. Tuszynski and AUHS will be entitled to cash royalties based on net sales and licensing fees derived from the technology. The Company has agreed to fund additional research in Dr. Tuszynski's laboratory in an amount ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive). Dr. Tuszynski is to be engaged as a consultant to the Company for a two-year period at a fee of $50,000 per year. The stock issued resulted in a charge to purchased research and development for the nine months ended March 31, 1998 of $305,000.

         The acquisition of CorBec resulted in the payment of $750,000 and the issuance of 750,000 shares of Common Stock of the Company with provisions for additional cash payments and stock issuances based upon the achievement of certain milestones for CorBec's most advanced drug candidate, CBP-1011, an orally-administered glucocorticoid analog, which is in a Phase III pivotal clinical trial in the United States. The shares issued resulted in a charge to purchased research and development for the nine months ended March 31, 1998 of $1,828,000. In addition, the Company has agreed to enter into three-year consulting agreements with Dr. Alan Schreiber, the inventor of the CorBec Technology, and with the former chief executive officer of CorBec, providing for aggregate consulting fees over three years equal to $510,000, and for the grant of options with respect to an aggregate of

170,000 shares of Common Stock. The Company is also to fund up to $240,000 of sponsored research in Dr. Schreiber's laboratory over the course of three years.

         Simultaneous with the Initial Closing, the Company paid $150,000 (in addition to $100,000 paid in January 1997) to ALW Partnership in connection with the Purgative Product license. This $250,000 resulted in a charge to purchased research and development for the nine months ended March 31, 1998. The Company
(i) will make certain payments to ALW Partnership aggregating up to $250,000 upon the completion of certain development milestones, (ii) has issued to ALW Partnership options to purchase an aggregate of 750,000 shares of Common Stock at a price of $0.61 per share, which are exercisable as to 250,000 shares and will become exercisable as to 500,000 shares if certain developmental milestones are met.

          The following unaudited pro forma information is presented for the Acquisitions, as if the Acquisitions had occurred on July 1, 1996. The pro forma information does not purport to be indicative of the results that would have been attained if the Acquisitions had actually been effective during the periods presented excludes the non-recurring purchased research and development charge of $3,952,000, and is not necessarily indicative of operating results to be expected in the future.

      PRO FORMA INFORMATION AS IF THE ACQUISITIONS OCCURRED ON JULY 1, 1996

                                                                      For the nine  months ended
                                                                               March 31,
                                                                     1997                      1998
                                                                     ----                      ----
Costs and expenses...................................             $4,347,000               $5,094,000
Net loss.............................................             (4,247,000)              (4,767,000)
Shares used in computing loss per share..............              4,217,000               13,896,000
Net loss per share...................................                 $(1.00)                  $(0.34)


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Since commencing operations in 1993, the Company has not generated any sales revenue, and has received nominal amounts of revenue from contracts. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur additional losses for the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At March 31, 1998, the Company's accumulated deficit was approximately $11,771,000.

RESULTS OF OPERATIONS

         The Company incurred losses of $7,778,000 and $1,231,000 for the Nine Month periods ended March 31, 1998 and 1997, respectively. The Company expects to incur additional losses in the foreseeable future. The per share loss was $0.58 and $0.38 for the Nine Month periods ended March 31, 1998 and 1997, respectively. Losses are expected to increase in the remainder of the fiscal year as the Company undertakes to develop the Purgative Product, Thrombospondin Technology and CorBec Technology.

         Research and development expenses amounted to $1,497,000 and $623,000 for the Nine Month periods ended March 31, 1998 and 1997, respectively. The increase in research and development expenses is the result of conducting a Phase III clinical trial for the Company's drug candidate, CBP-1011, and additional costs associated with INKP-100, the Purgative Product. Research and development expenses are expected to continue to increase in future quarters as the Company undertakes to develop the Purgative Product, Thrombospondin Technology and CorBec Technology. Additional research and development expenses will include personnel to direct the clinical and manufacturing activities with respect to the Purgative Product and the CBP-1011 Product and additional personnel to direct the research and development activities on the Thrombospondin Technology and other CorBec Technologies. Substantial resources will be expended on a phase III trial currently underway with respect to the CorBec Technology and a phase III clinical trial expected to be initiated on the Purgative Product.

         Purchased research and development amounted to $3,952,000 in the Nine Months ended March 31, 1998 as a result of the Company's acquisition of the CorBec Technology and the Thrombospondin Technology in November 1997, along with additional costs associated with the earlier purchase of the Purgative Product in January 1997. A majority of the purchase price ($2,742,000) was a non-cash charge to earnings related to the issuance of Common Stock and options for the technologies.

         General and administrative expenses amounted to $2,656,000 and $708,000 for the Nine Month periods ended March 31, 1998 and 1997, respectively. The substantial increase (of $1,948,000 includes $1,520,000) is due to an earnings charge for options issued to the COO of the Company in connection with the restructuring of the

Company and additional amortization for options issued to the CEO of the Company. General and administrative expenses will continue to increase with the addition of other administrative personnel and an expanded scale of operations associated with the development of multiple technologies.

         Interest income amounted to $327,000 and $100,000 for the Nine Months ended March 31, 1998 and 1997, respectively. Interest income has increased and is expected to continue to increase in future quarters reflecting the proceeds of the Company's Private Placement.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had cash, cash equivalents and investments of $14,040,000. Cash and cash equivalents is comprised primarily of the proceeds from the Company's Private Placement in November 1997.

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

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               3.1      Certificate of Incorporation, as amended (1)
               3.2      Bylaws
               27       Financial Data Schedule
               ------------------------------------
               (1)      Filed as an exhibit to the Company's report on Form
                        8-K dated November 6, 1997 (as amended by Form 8-K/A filed on December 3, 1997) and incorporated herein by reference.

         (b)   Reports on Form 8-K

                  The Company filed a current report on Form 8-K on February 2, 1998, reporting that the Company had changed its certifying accountant. The items included in this report consisted of:


                  Item 4.  Change in Registrants Certifying Accountant.

                  Item 7.  Exhibits.

                           16. Letter of Richard A. Eisner & Co., L.L.P.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     INKINE PHARMACEUTICAL
                                     COMPANY, INC.


Date: May 5, 1998                    /s/ ROBERT F. APPLE
                                     -------------------
                                     Robert F. Apple
                                     Vice President, Finance and Administration
                                     (Principal Financial Officer)

                                    EXHIBITS


3.1      Certificate of Incorporation, as amended (1)

3.2      Bylaws

27       Financial Data Schedule

--------------------------------

(1) Filed as an exhibit to the Company's current report on Form 8-K dated November 6, 1997 (as amended by Form 8-K/A filed on December 3, 1997) and incorporated herein by reference.