Form 10KSB
period 1998-06-30
INKINE PHARMACEUTICAL CO INC
filed 1998-09-28
CIK 929547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended JUNE 30, 1998
                                       or
[    ]    Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934
               For the transition period from           to

                         COMMISSION FILE NUMBER 0-24972

                       INKINE PHARMACEUTICAL COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

                New York                                    13-3754005
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

       1720 Walton Road, Suite 200
          Blue Bell, Pennsylvania                              19422
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (610) 260-9350

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   (Title of each class)            (Name of each exchange on which registered)
           None                                         N/A

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, $.0001 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the year ended June 30, 1998 were $515,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $22,541,225. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ SmallCap Market of The Nasdaq Stock Market on September 22, 1998. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock. The number of shares of the registrant's Common Stock outstanding as of September 22, 1998 was 22,703,175.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB are incorporated by reference into Part III of this Form 10-KSB.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                              INDEX TO FORM 10-KSB

                                                                                    Page
                                                                                    References
PART I
         ITEM 1.  DESCRIPTION OF BUSINESS..........................................    1
         ITEM 2.  DESCRIPTION OF PROPERTY..........................................   22
         ITEM 3.  LEGAL PROCEEDINGS................................................   23
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   23
PART II
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS..........................................................   24
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS........................................   25
         ITEM 7.  FINANCIAL STATEMENTS.............................................   29
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING  AND FINANCIAL DISCLOSURE.............................   29
PART III
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.......   30
         ITEM 10. EXECUTIVE COMPENSATION ..........................................   30
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.......................................................   30
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   30
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................   30

INDEX TO FINANCIAL STATEMENTS......................................................   F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         InKine Pharmaceutical Company, Inc. ("InKine" or the "Company") formerly Panax Pharmaceutical Company, Ltd. ("Panax") was incorporated in May 1993 to focus on the development of new pharmaceutical compounds identified in and isolated from plants. In early 1996, InKine modified its strategy, reducing its natural product discovery activities and redirecting its principal efforts toward expanding its pipeline of commercially viable pharmaceutical products by licensing or acquiring specifically-targeted products developed for the treatment of certain diseases. In November 1997, InKine completed the acquisition of two private, early-stage drug companies, Sangen Pharmaceutical Company and CorBec Pharmaceutical Company.

         In February 1997, InKine acquired the rights to develop and commercialize a novel purgative tablet ("INKP-100" or the "Purgative Product") to clean the colon for any medical purpose and for use as a laxative, with respect to which a Phase IIb clinical trial for use prior to colonoscopy had been completed. Simultaneously with the consummation of a private placement in November 1997, InKine acquired the rights to develop and commercialize two additional technologies: (i) a Thrombospondin Technology (defined below) for the treatment of cancer, specifically, the inhibition and prevention of tumor metastasis and (ii) technologies to down- or up-regulate the Fc receptors on macrophages and other cells to treat serious autoimmune disorders and other diseases, including asthma/allergy and certain serious infectious diseases (the "Fc Receptor Technology"). The compounds and technologies making up the Fc Receptor Technology and the Thrombospondin Technology are, like the Purgative Product, currently either in clinical trials or earlier stages of development. Additionally, simultaneous with the private placement in November 1997, Panax changed its name to InKine Pharmaceutical Company, Inc.

         The Purgative Product. On February 14, 1997, the Company entered into a License Agreement (the "ALW License") with a partnership (the "ALW Partnership") whose partners include Craig A. Aronchick, M.D. Dr. Aronchick is an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and Associate Clinical Professor of Medicine at the University of Pennsylvania School of Medicine. Pursuant to the ALW License, the Company acquired the worldwide exclusive rights to sell, manufacture and sub-license the Purgative Product.

         The Purgative Product is a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose and for use as a laxative, with respect to which a Phase IIb clinical trial for use prior to colonoscopy has been completed and an additional Phase IIb dose ranging study is ongoing. The Company believes that over 10 million colonoscopies will be performed annually in the United States by the year 2000. All ethical colonic cleansing products currently on the market are in liquid form, require the ingestion of between one to four liters of fluid within 2-1/2 hours, and have either a very salty taste or a taste so foul that patients are often unable to consume the required dosage and/or nausea and vomiting occurs. Failure to ingest the required amount of fluid could result in incomplete cleansing, and, in turn, an adenoma or benign polyp could be overlooked during colonoscopy. A Phase IIb clinical study conducted by Dr. Aronchick and his colleagues in 1994 found that the Purgative Product is as effective a colonic cleanser, and better tolerated by patients, than the two most commonly used liquid preparations. With respect to tolerance of each preparation, over 10% of the patients taking one liquid purgative and over 40% of patients taking the other found the taste unacceptable. More than 6% of the patients taking a liquid preparation experienced adverse effects including nausea and moderate to severe vomiting. All patients taking the Purgative Product found that the tablets had no taste or a pleasant taste, and none experienced nausea or vomiting. Almost all patients who took tablets during this study and had previously taken either liquid purgative preferred the tablets for future colonoscopies. On April 1, 1997 a patent covering the Purgative Product issued in the United States.

         The Thrombospondin Technology. In November 1997, the Company acquired an exclusive worldwide license to the Thrombospondin Technology, a cancer treatment technology previously owned by Allegheny University of the Health Sciences ("AUHS").

         According to a recent Frost and Sullivan Report, the market for all cancer drugs is over $1 billion in the United States and $2 billion worldwide, and the annual growth rate is over 12%. Dr. George Tuszynski, Professor of Surgery, Medicine and Pathology at AUHS has found a specific amino acid sequence in Thrombospondin ("TSP-1") that is believed to be responsible for promoting the effects of this molecule on tumor cell adhesion and metastasis. From this discovery, Dr. Tuszynski invented a series of peptide molecules, and a patent for the molecules has been allowed in the United States. These molecules significantly reduced metastasis of a mouse tumor cell line and a human tumor cell line when injected into athymic mice. Dr. Tuszynski has also developed a murine polyclonal antibody against the TSP-1 receptor which was also shown to prevent or significantly reduce metastasis in athymic mice. The Company anticipates that a patent application directed to a novel sequence of the thrombospondin receptor and monoclonal antibodies directed to the same will be filed in the near future. (The peptide molecules, the polyclonal antibody and the TSP-1 receptor are referred to herein as the "Thrombospondin Technology"). Traditional methods of cancer treatment include surgery, radiation therapy and chemotherapy, all of which remove or kill cancer cells (and normal cells), but do not specifically prevent or inhibit metastasis.

         The Fc Receptor Technology. The focus of the Company in the Fc Receptor Technology area is to discover and develop pharmaceuticals designed to modulate the immune system by manipulating macrophage and mast cell function. Specifically, the Company is focused on developing treatments in three therapeutic areas: autoimmune disease, serious infections and asthma/allergy. Millions of patients in the United States suffer from serious autoimmune diseases, including rheumatoid arthritis, systemic lupus erythematosus ("lupus"), Graves Disease, idiopathic thrombocytopenic purpura ("ITP") and others. The therapeutic agents which have traditionally constituted the mainstay for the treatment of autoimmune disorders are glucocorticoid hormones (typically prednisone), which inhibit macrophage Fc receptor expression but which must be administered in high dosages and/or for extended periods of time and which are accompanied by substantial side effects, including exacerbation of diabetes, hypertension, electrolyte imbalance, weight gain, osteoporosis and increased susceptibility to infection. In the case of the autoimmune disease ITP, from which over 100,000 patients in the United States suffer, most patients relapse after glucocorticoid treatment is tapered, and in a majority of such cases, surgical removal of the spleen is ultimately required. The Fc Receptor Technology, developed under the guidance of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the University of Pennsylvania School of Medicine, consists of progesterone derivatives which do not have the toxic side effects of glucocorticoid hormone treatments and many of which also do not have the potentially undesirable hormonal effects normally associated with traditional progesterone and other sex hormone treatments.

         The most advanced product in the family of compounds comprising the Fc Receptor Technology is CBP-1011, a potential treatment for ITP. The compound is expected to receive protection under an orphan drug ("Orphan Drug") application to be made for treatment of ITP under the Orphan Drug Act, as amended. The results from the two Phase II clinical studies completed to date suggest that CBP-1011 appears safe and effective in the treatment of patients with ITP. In March 1998, Phase III pivotal trials of CBP-1011 at 38 sites in the United States were initiated under a revised protocol. The Company plans to develop CBP-1011 and second generation compounds derived therefrom, if possible, to treat additional autoimmune diseases.

         The Company plans to begin preclinical testing of the peptide molecule series and, if such testing supports the introduction of such molecules into humans, believes that human clinical testing could begin as early as the end of 1999.

         Since commencing operations, the Company has not generated any sales revenue.


PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

         The following table describes the major diseases upon which the Company intends to focus its research and product development efforts at least through 1999, and also sets forth the current development status of products or product candidates in each area:

               PROGRAM                                 THERAPEUTIC INDICATIONS                 DEVELOPMENT STATUS
               -------                                 -----------------------                 ------------------
CANCER DETECTION AND TREATMENT (PURGATIVE
PRODUCT AND THROMBOSPONDIN TECHNOLOGY)

Purgative Product                                   -    Cleansing of colon prior to            Phase IIb completed
                                                         colonoscopy                            Phase IIb dose ranging completed
                                                    -    Cleansing of colon prior to            Phase I completed
                                                         sigmoidoscopy
                                                    -    Constipation                           Phase I completed

Thrombospondin Technology                           -    Prevention of metastatic cancer        Preclinical (lead
                                                         including but not limited to breast,   compound identified)
                                                         lung, prostate, pancreas and
                                                         squamous cell cancer

FC RECEPTOR REGULATION (FC RECEPTOR
TECHNOLOGY)
CBP-1011 Capsule                                    -    Idiopathic Thrombocytopenic Purpura    Phase III (in progress)

CBP-2011 series of compounds                        -    Autoimmune Hemolytic Anemia            Preclinical
                                                    -    Systemic Lupus Erthematosus            Early Preclinical
                                                    -    Rheumatoid Arthritis                   Early Preclinical

Gene Therapy                                        -    Serious Infection                      Early Preclinical
Oligonucleotides                                    -    Asthma/Allergy                         Early Preclinical

         PURGATIVE PRODUCT

         Colon Cancer and Colonoscopies; Background and Statistics. According to the World Health Organization and the National Cancer Institute, colon cancer is the second leading cause of cancer related deaths in the United States and the third most common malignant neoplasm worldwide, with approximately 133,000 new cases and 59,000 deaths reported in 1996. The incidence of colon cancer has increased on a yearly basis and is higher in men (60% of all colon cancer cases in the United States are in men) than women (40% of all cases). Age-specific incidence and mortality rates show that most cases are diagnosed in patients over 50 years of age with most patients (65% of all cases diagnosed) being diagnosed with advanced disease. The 5-year case fatality rate is 50%; however, if the disease can be diagnosed in an earlier localized stage the survival rate approaches 90%.

         Published estimates taken from scientific literature state that 5% to 7% of Americans will develop colon cancer. The reported risk of colorectal cancer increases after age 40, rises sharply at ages 50-55, and doubles with each succeeding decade until it peaks at age 75. It is fairly well established that colon cancer begins as a benign polyp or adenoma and that a benign adenoma may exist for five or ten years before degenerating into cancer. Therefore, with colonoscopic and sigmoidoscopic surveillance, along with excision of the benign polyp or adenoma, colon cancer appears to be a preventable disease. The Company believes that screening colonoscopy is essential for high risk groups which include those with a family or personal history of colon cancer. High risk groups account for 20-30% of all colorectal cancers.

         Estimates from the National Cancer Institute suggest that between 65-75% of early cancers can be detected by screening asymptomatic individuals over 50 years of age with a 60-cm flexible sigmoidoscope, and the detection rate increases dramatically when a 165-cm colonoscopy device is utilized. As a result of such recommendations, colonoscopies have increased from 2.26 million procedures in 1990 to 4.12 million procedures in 1992 in the United States, according to an article in the scientific publication Radiology and a Frost & Sullivan Report. The Company believes that this trend of increasing numbers of procedures will continue and estimates that, by the year 2000, over 10 million colonoscopies will be performed annually in the United States. The Company believes the number of sigmoidoscopies performed each year significantly exceeds the number of colonoscopies. Gastroenterologists and colorectal surgeons comprise the substantial majority of professionals that perform colonoscopy. However, the Company believes that flexible sigmoidoscopy is now routinely done by many generalists (i.e., internists and family practitioners) in the United States.

         Existing Colon Cleansing Products. Cleansing the colon is necessary prior to colonoscopy or sigmoidoscopy, especially when the procedure is being used to screen for pre-cancerous lesions which may be 1 mm or smaller in size. Ineffective cleansing can result in poor visualization which, in turn, can cause the screening physician to miss an adenoma or benign polyp.

         The most frequently prescribed products for cleansing the colon in the United States contain either polyethylene glycol ("PEG") or sodium phosphate. Both types of products work by drawing water from the body into the gut via an osmotic effect. The accumulated fluid then passes through and flushes the intestine causing a cleansing effect. Over the last 15 years, patient intolerance to these methods of cleansing the colon has become a substantial problem.

         Purgative products are currently administered in liquid form. There are three dominant products which use PEG: Golytely and Nulytely, which are manufactured by Braintree Laboratories, Inc. and Colyte which is manufactured by Reedco Inc. Each product requires the ingestion of 4 liters (over 1 gallon) of PEG in 2.5 hours. Additionally, PEG has an extremely salty taste. More recently, aqueous sodium phosphate solution (Fleet's Phospho-soda, manufactured by C.B. Fleet Company, Inc.) has been used as a purgatory alternative. Aqueous sodium phosphate solution has been demonstrated to be as effective as the PEG-electrolyte purge as a colonic cleanser. However, although a smaller volume of liquid is required to be ingested for effective colonic cleansing with aqueous sodium phosphate (between 1 and 2 liters of water), the taste of the solution is so foul that nausea and vomiting frequently occur.

         Claimed Advantages of Tablet for Clearing Colon Prior to Colonoscopy or Sigmoidoscopy. Craig A. Aronchick, M.D., Scott H. Wright, M.D. and William H. Lipshutz, M.D., (the "Partners") developed a tablet form of the aqueous sodium phosphate purge formulation which the Company believes avoids the two major problems associated with the current purgatives.

         In 1994, Dr. Aronchick and his colleagues conducted a Phase IIb clinical study at the Pennsylvania Hospital in Philadelphia to evaluate the efficacy of the sodium phosphate tablet as compared to Fleet's Phospho-soda and Colyte. The study was designed as a single blinded evaluation of colon cleansing in outpatients undergoing elective colonoscopy. The study enrolled 342 patients who were randomized to one of three purgative methods (Colyte, Fleet's Phospho-soda or sodium phosphate tablets). The goals of the study were to: (i) determine the efficacy of cleansing, (ii) determine the adverse effects of the preparation, and (iii) evaluate patient tolerance of the preparation.

         Quality of colon cleansing was evaluated by the physician performing the colonoscopy in a semi-quantitative fashion. Physicians were blinded from knowing which preparation the patient had received. The responses indicated that all three preparations, when patients completed assigned doses, had equal efficacy with respect to the quality of cleansing of the bowel surface.

         With respect to patient tolerance of the preparations, over 40% of patients taking Fleet's Phospho-soda and over 10% of the patients taking Colyte found the taste unacceptable. Adverse effects included nausea and moderate to severe vomiting occurring in greater than 6% of patients taking a liquid preparation. All patients taking the sodium phosphate tablets found that the tablets had no taste or a pleasant taste, and none experienced nausea or vomiting. Almost all patients who took tablets during this study and had previously taken liquid Colyte or liquid Fleet's Phospho-soda preferred the tablets for future colonoscopies. Eighty percent (80%) of patients who took the sodium phosphate tablets found the tablet satisfactory, which was statistically superior to the patients who took the Colyte preparation (50% found it satisfactory) and the Fleet's Phospho-soda preparation (20% found it satisfactory).

         Acquisition of Proprietary Rights to Purgative Product Pursuant to License Agreement. On February 14, 1997 the Company entered into the ALW License with the ALW Partnership formed by the Partners, pursuant to which the Company obtained an exclusive worldwide license, in perpetuity (subject to expiration of underlying patents and rights of termination in the event of breach by a party), to develop, use, market, sell, manufacture, have manufactured and sub-license, in the field of colonic purgatives or laxatives (the "Field of Use"), the Purgative Product along with ALW's body of Proprietary technical information, trade secrets and know-how related thereto. A U.S. patent Non-Aqueous Colonic Purgative Formulations -- as to the Purgative product (covering any solid form of administration of sodium phosphate for use as a colonic cleansing agent or as a laxative) was issued on April 1, 1997. Patents on the Purgative Product are pending in a PCT application designating Europe, Japan, and Canada.

         To expand its product lines under the ALW License, the Company filed a patent application covering alternative salt combinations which may be utilized in place of the sodium phosphate formulation used in the Purgative Product. The Company's rights under the ALW License automatically extend to improvements developed by the Company and/or ALW which are derivative of the Purgative Product, and the Company has a right of first refusal with respect to any new products which relate to the Field of Use but which are not derivative of the Purgative Product.

         Other Applications for Purgative Product. The Company believes there are several other potential indications for the use of the Purgative Product. Colonic purgation is required in all pre-operative colonic surgical procedures and therefore could be used as a pre-operative preparation in lieu of Golytely which is currently used a majority of the time. Colonic purgation is also required prior to other visualization procedures such as barium enema examinations and flexible sigmoidoscopy. The Company similarly believes that these tablet formulations may be effective as a laxative for chronic constipation.

         THROMBOSPONDIN TECHNOLOGY

         Cancer and Metastasis; Background and Statistics. Cancerous tumors are believed to form when cancer cells multiply at a rate that is greater than the rate at which the host defense system can destroy the cells. Traditional methods of treating cancer generally include surgery, radiation therapy and chemotherapy. Presently, chemotherapeutic approaches to cancer generally involve the use of broad-based cytotoxic agents which kill many rapidly growing normal cells in addition to cancer cells. Significant side effects result from cytotoxic therapy. Most cancer will spread beyond its original site and invade surrounding tissue, and may also metastasize to more distant sites and ultimately cause death in the patient unless effectively treated. To be effective, cancer treatment must not only target the primary site but also its metastasis.

         According to a recent Frost & Sullivan report, the market for all cancer drugs is over $1 billion in the United States and $2 billion worldwide, and the annual growth rate is over 12%.

         Tumor metastasis is a multi-step process involving cell adhesion, migration, invasion, colonization of distant organs and angiogenesis. TSP-1 is a large glycoprotein secreted by platelets and synthesized by many cell types, including endothelial and tumor cells. TSP-1 has been implicated as a promoter of tumor progression and angiogenesis. A number of studies have demonstrated that TSP-1 can bind to multiple surface receptors on the same cell or bind to different receptors on different cells, including carcinoma cells. The Company believes that blocking the TSP-1 receptor may represent a novel approach for the treatment and prevention of metastasis by uniquely acting on certain steps of the metastatic cascade. By antagonizing TSP-1, cancer cell adhesion, migration, invasion and angiogenesis may all be inhibited.

         The Thrombospondin Technology and its Applications. Dr. George Tuszynski has performed laboratory studies suggesting that TSP-1 potentiates tumor progression. In 1987 it was first shown that TSP-1 functioned as a tumor cell and platelet adhesive protein. Subsequently four adhesive domains in the TSP-1 molecule were identified. Several laboratories have demonstrated that TSP-1 stimulated the migration of several types of human cancer. The interpretation that TSP-1 promotes tumor metastasis is further supported by the observation that TSP-1 injected intravenously into mice enhanced lung tumor colony formation three-fold.

         Dr. Tuszynski has found a specific amino acid sequence in TSP-1 that is believed to be responsible for promoting the effects of this molecule on tumor cell adhesion and metastasis. From this discovery, Dr. Tuszynski invented a series of peptide molecules, and a patent for the molecules has been allowed in the United States. These molecules significantly reduce metastasis of a mouse tumor cell line and a human tumor cell line when injected into athymic mice. Dr. Tuszynski has also developed a murine polyclonal antibody against the TSP-1 receptor which was also shown to prevent or significantly reduce metastasis in athymic mice. The Company anticipates that a patent application directed to a novel sequence of the thrombospondin receptor and monoclonal antibodies directed to the same will be filed in the near future. Dr. Tuszynski investigated the pattern of distribution of the TSP-1 receptor in breast carcinoma and squamous cell carcinomas of the head and neck. His laboratory study showed strong localization of TSP-1 in the stroma of malignant tumors with little or none in benign tissue. Importantly, the receptor was expressed in carcinoma cells but was absent in normal cells. More recently similar observations were made in prostate, pancreatic, and hepatocellular carcinomas.

         To determine if the presence or the amount of the specific TSP-1 receptor correlated directly to the capacity of tumor cells to invade and metastasize, immunostained carcinoma specimens from humans were subjected to computer-assisted image analysis with the purpose of quantifying the receptor density on tumor cells. Dr. Tuszynski's results found that those patients with a high positive stain score for specific receptors had a decreased overall survival rate and all developed metastatic disease within sixteen months of initial diagnosis. Patients with a low positive stain for the receptor were found to be disease-free for at least two years. These studies, coupled with preliminary studies using labeled peptides administered to animals, suggest that several diagnostic products and therapies may be derived from the technology.

         TSP-1 has been shown to modulate the behavior of endothelial and non-endothelial cells involved in the regulation of angiogenesis. Antagonists of the TSP-1 receptor appear to have effects on different steps of the angiogenic process including, endothelial cell proliferation, migration and adhesion.

         Research and Development Activities. Dr. Tuszynski has identified a hexapeptide structure which appears to prevent the spread of human tumors in animals by blocking the TSP-1 receptor. Preclinical testing is to be conducted to determine if the pharmacokinetics and safety profile warrant the introduction of this molecule into humans. If such studies support its introduction, human clinical testing would begin in late 1999. The Company believes that because the lead compound is a hexapeptide, manufacturing would be inexpensive relative to other peptide therapies. The prevention of the spread of small cell lung carcinoma has been chosen as the initial target cancer. The survival term (generally six months) for this type of cancer is extremely poor and should provide the Company with an early indication of the compound's effectiveness.

         Additionally, the Company intends to conduct an intensive program using combinatorial chemistry capabilities to identify small organic molecules which block the TSP-1 receptor. The Company is in a position to accomplish this as Dr. Tuszynski recently cloned the TSP-1 receptor, thus providing the Company with chemical screening capability which did not previously exist.

         To develop this product, the Company intends to explore corporate partnerships because of the expense involved in developing an agent used to treat or prevent the spread of cancer. The Company has begun preliminary discussions with several multinational pharmaceutical companies but there can be no assurance that a corporate partnership or any cooperative agreement will be consummated.

         License of Proprietary Rights. The Company has licensed the rights to all the U.S. and foreign patents and patent applications relating to Thrombospondin Technology and the rights to all future research and development of the Thrombospondin Technology conducted in Dr. Tuszynski's laboratory from Dr. Tuszynski and AUHS. The patents, pending patent applications and future patent applications cover or are expected to cover areas such as composition of matter for a number of peptides with anti-metastatic activity, a novel cell surface receptor which is important to the metastatic process, a monoclonal antibody to such cell surface receptor and cancer diagnostic applications, in addition to potential applications and methods of inhibiting thrombotic activity and enhancing wound healing, among other indications.

         FC RECEPTOR TECHNOLOGY

         Autoimmune and Inflammatory Diseases: Background and Statistics. Millions of patients in the United States suffer from a variety of serious autoimmune disorders such as rheumatoid arthritis, lupus, Graves Disease and others, including ITP. All of these disorders are antibody-mediated and involve antibody-coated complexes which are central to disease pathophysiology. In almost all cases, the current therapy of choice is to administer corticosteriods such as prednisone at high doses and/or for extended periods of time. Unfortunately there are many complications of corticosteriod treatment; adverse events are common and involve many major organ systems.

         In autoimmune diseases such as ITP, there is an increased clearance of platelets by macrophages in the spleen. ITP is caused by antiplatelet antibodies, frequently of the IgG class, which form IgG-containing complexes with the platelets. In the spleen, these IgG-coated platelets bind to the macrophage at Fc receptor sites on the macrophage surface. Observations of patients having ITP, lupus and autoimmune hemolytic anemia suggest that interactions of IgG-containing complexes with the macrophage Fc (IgG) receptors lead to tissue destruction in these immunologic disorders.

         Diseases characterized by interactions of IgG-containing immune complexes with macrophage Fc receptors are often chronic, involve much suffering and are generally treated with agents having serious side-effects.

         Most patients with ITP require chronic daily therapy over months or years. The Company believes, therefore, that if CBP-1011 is successfully developed and approved by the U.S. Food and Drug Administration ("FDA"), a significant market for CBP-1011 as a chronic daily therapy may develop.

         The following is the estimated U.S. population for select autoimmune diseases published in 1994 by Drug and Marketing Development Inc. in the disease categories noted below:

                        ESTIMATED U.S. PATIENT POPULATION

                 DISORDER                                 NUMBER OF
                                                          PATIENTS
         ITP                                               117,000

         Autoimmune Hemolytic Anemia                        41,000

         Systemic Lupus Erthematosus                       500,000

         Rheumatoid Arthritis                            2,100,000


         Treatment Options; Glucocorticoid; Progesterone. The Company believes that a number of autoimmune diseases may be treated by modulation of the Fc receptor. For example, ITP, autoimmune hemolytic anemia, lupus and other systemic vasculitis disorders (such as polyarteritis nodosa, Wegener's granulomatosis, lymphomatoid granulomatosis and Sjogren's Syndrome) and rheumatoid arthritis are all antibody-mediated and generally responsive to steroids. The Company further believes that by concentrating on careful elucidation of mechanisms of autoimmune diseases and the role of macrophage Fc receptors in the pathophysiology of these disorders, a series of useful therapeutic agents can be identified.

         Glucocorticoid hormones are small molecules which rank among the most effective therapeutic agents in the treatment of autoimmune disorders. It has been established that one important mechanism for their efficacy is their ability to inhibit macrophage Fc receptor expression by down-regulating the transcription of these receptors. While glucocorticoids are used widely in autoimmune diseases, substantial side effects limit their overall effectiveness.

Toxic effects observed include exacerbation of diabetes, hypertension, electrolyte imbalance, weight gain, osteoporosis and increased susceptibility to infection.

         The Company has focused its development efforts on a search for agents which inhibit the clearance of antibody complexes without the accompanying toxicities observed for many glucocorticoids. In that context, it has observed that progesterones some may demonstrate the desired down-regulatory effect on macrophage Fc receptor expression and antibody clearance but some may exert potentially undesirable hormonal effects. Estrogens, meanwhile, enhance macrophage Fc receptor expression and immune clearance. For treatments of diseases characterized by interactions of IgG-containing immune complexes with macrophage Fc receptors, the Company concentrated on progesterone derivatives which do not cause the toxicities seen with glucocorticoids.

         Claimed Therapeutic Advantages of CBP-1011. Initial clinical testing of CBP-1011 has targeted ITP, one of several autoimmune disorders in which (a) the pathophysiology involves the deposition of immune complexes in key organs and
(b) patients respond to treatment with glucocorticoids such as prednisone.

         ITP, an orphan disease (a disease with less than 200,000 cases), is a disorder which stems from Fc receptor-mediated macrophage phagocytosis of antibody-coated platelet complexes. The purpura, when produced, is severe and marked by copious hemorrhage from mucus membranes. If platelets are severely depleted, hemorrhage into the brain can occur, which is often fatal. ITP is seen alone (i.e., without concomitant autoimmune disease) as well as in up to 20% of lupus patients and in HIV-infected patients.

         Treatment of ITP typically begins with prednisone for variable periods of one month or longer. A substantial portion of patients respond to treatment. Patient tolerance is limited and most patients relapse as prednisone treatment is tapered. Eventually the majority of patients advance to splenectomy to which, again, a substantial portion respond.

         Intravenous immunoglobulin ("IVIG") is used occasionally in very ill patients or those refractory to prednisone, either before or following splenectomy. IVIG treatment is believed to cause an antibody blockade of the Fc receptor, inhibiting the clearance of IgG-coated platelets. Response rates are similar to glucocorticoid therapy but immunoglobulin treatment is expensive and relapse typically follows discontinuation of treatment. WinRho SD, a polyclonal antibody product launched in 1995 which appears to work by inhibiting macrophage Fc receptor mediated clearance of the IgG-coated platelet, is intended to be a more convenient option to IVIG treatment in that WinRho SD can be rapidly infused while IVIG cannot. WinRho SD still must be repeatedly administered parenterally for this chronic disease, thus offering only modest benefit over IVIG as well as continuing to raise certain safety issues regarding the product.

         Human clinical data in ITP is currently being collected for CBP-1011 in a pivotal Phase III trial. The Company believes this ITP program will represent clinical proof of principle for autoimmune disease states and that an attractive molecular-based rationale exists for potential effectiveness in lupus, rheumatoid arthritis and other autoimmune diseases. Steroids are usually effective in the treatment of a number of autoimmune diseases and have a rapid effect. In addition to their ability to down-regulate Fc receptor production, a second major mechanism of action of glucocorticoid therapy in autoimmune disease is the inhibition of the release of biologically active products from macrophage and other phagocytic and non-phagocytic cells.

         CBP-1011's mechanism of action is similar to that of glucocorticoids on the regulation of macrophage Fc receptor production and results in diminution of IgG-containing complex engulfment. Given this insight, the Company believes that exploring related compounds with an improved safety profile over glucocorticoids and progestins in lupus and rheumatoid arthritis has merit.

         Upon successful development of CBP-1011, the Company anticipates that it will be more readily accepted by patients because it will be better tolerated and available as an oral formulation with a reduced side effect profile as compared to IVIG, WinRho, or prednisone, although no assurance as to successful development or patient acceptance can be given. CBP-1011 is a steroid analog, demonstrating steroid-like properties but without the side-effect profile commonly associated with glucocorticosteroids. CBP-1011 is formulated as a standard pharmaceutical capsule. An extensive body of experience in human use exists and the drug is well characterized. No significant estrogenic activity has been observed to date with CBP-1011.

         Summary of Clinical Data. To date there have been two studies completed that have assessed the effects of CBP-1011 on the platelet count of patients with ITP. The results of the two studies indicate that CBP-1011 appears safe and effective in the treatment of patients with ITP. A positive response, as indicated by an increase in platelet count of at least 20,000/mm(3) over baseline was noted in 14 of 19 treated patients, while adverse events were transient in nature and did not, with few exceptions, cause the patients to discontinue from the trial.

         Phase III (Pivotal) Trials Program; Trial Design. The United States pivotal trial being conducted calls for 100 ITP patients to be enrolled at approximately 38 sites in the United States. Patients must be newly diagnosed or previously responsive to prednisone. Patients will be required to have a mean platelet count between 15,000 and 75,000/mm(3) at entry. The primary efficacy endpoint was defined as an increase in baseline platelet count of > 20,000/mm(3). Dosing in this open-label, historically controlled, 42-day course of treatment, commenced in March 1998.

         Responders in the active disease phase will then be randomized in a double-blind fashion, to one of three groups for an additional 42 days to assess maintenance of effect: placebo, CBP-1011 at half-strength and CBP-1011 at full strength. The primary efficacy endpoint in this phase is maintenance of the therapeutic effect, e.g., by a sustained increase in baseline platelet count of > 20,000/mm(3).

         Additional Therapeutic Opportunities Identified in the Fc Receptor Program. In addition to the autoimmune program, the Company is pursuing two other novel programs: serious infection and asthma/allergy. The relationship of the Fc receptor to these disease areas has been identified and a number of preclinical studies have been performed.

         Dr. Alan D. Schreiber, M.D., who is conducting sponsored research for the Company, demonstrated and published in peer-reviewed journals the feasibility of conferring engulfment (phagocytic) properties to cells which are not normally capable of phagocytosis by nature. In collaboration with a leading gene therapy researcher, this conversion was possible by administering Fc receptor gene cDNA to the cells of interest. The feasibility of converting a non-phagocytic cell to a phagocytic cell could represent a critical step in the body's fight against infectious microorganisms. Dr. Schreiber has developed novel therapeutic strategies to facilitate the removal of bacteria from the lung and from the systemic circulation (via the liver). Such new therapies might be used in association with antibiotics for the treatment of serious pulmonary or systemic infections and in the prevention of the onset of infection in disorders predisposed to bacterial or opportunistic infections.

         Cellular receptors in the lung, (the IgE receptors), induce the release of histamine and other biologically active products important in the pathophysiology of asthma and other allergic disorders. Dr. Schreiber has developed strategies for the local and systemic administration of therapies to potentially prevent and treat these disorders. Two distinct novel targets which have been characterized in detail are: (1) the Fc receptor domain responsible for initiating the downstream signaling events resulting in mast cell histamine release and subsequent bronchoconstriction and (2) the kinase responsible for an initial step in the signal transduction process. A peptide inhibitor which binds to the intracellular Fc receptor domain has been made and delivery issues are currently being addressed. Several oligonucleotide inhibitors of the second signal kinase have been made and can suppress histamine release in-vitro and in-vivo. Animal feasibility efficacy studies have commenced for oligonucleotide therapies.

         A total of 17 United States and foreign patent applications have been filed, four of which have been allowed in the United States which describe methods of inhibiting or stimulating phagocytosis and methods of modulating clearance of immune complexes. If the patents are issued, they will relate to therapies for infectious diseases, asthma/allergy and autoimmune diseases.

         License of Proprietary Rights. Rights to the Fc Receptor Technology are owned by the University of Pennsylvania, pursuant to which the Company obtained an exclusive worldwide license for the term of the patents covered thereunder, to make, have made, use, sell and to exploit all patent and other rights under this license.

MANUFACTURING

         The Company does not have the resources, facilities or capabilities to manufacture any of its proposed products. The Company has no current plans to establish a manufacturing facility. The Company expects that it will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of its proposed products in accordance with regulatory standards. The Company's dependence on third parties for manufacturing may adversely affect operating results as well as the Company's ability to develop and deliver products on a timely and competitive basis.

         Contract manufacturers may utilize their own technology, technology developed by the Company, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology and have ownership of the Drug Master File, the Company's reliance on such contract manufacturer is increased, and the Company may have to obtain a license from such contract manufacturer to have its products manufactured by another party. Technology transfer from the original contract manufacturer may be required. There can be no assurance that any such license will be available on terms acceptable to the Company, or, if available, that such technology will be successfully transferred to the Company. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary Drug Master File held by a contract manufacturer. FDA approval of the new manufacturer and manufacturing sight would also be required. There can be no assurance that any such transfer can be completed.

         The Company is working with Pharmaceutical Manufacturing Research Services ("PMRS") with regard to development by PMRS of a GMP (Good Manufacturing Practice) tablet formulation process to manufacture drug product for INKP-100 on a commercial scale. The Company is currently dependent upon PMRS for the production of INKP-100. In the event that INKP-100 is not manufactured at PMRS, the Company will need to secure other manufacturing arrangements. The process developed by PMRS is proprietary, and in the event the Company desires to utilize, or have another party utilize such technology, the Company may be required to make license payments to PMRS. No assurance can be given that any such process would be accepted by the FDA.

         The Company also expects to conduct manufacturing development activities for its other products under development. The Company is currently working with outside contractors for the production of CBP-1011. The Company expects to expend significant resources in the production of CBP-1011 and any other compounds under development, and there can be no assurance that these efforts will be successful.

MARKETING & SALES

         In order to market any of its products directly, the Company must develop a marketing and sales organization. However, the Company may elect to enter into agreements with established pharmaceutical companies with respect to the marketing of one or more of its products. Such agreements may be exclusive or non-exclusive and may provide for marketing rights worldwide or in specific markets.

COLLABORATIVE ARRANGEMENTS; RESEARCH AND LICENSE AGREEMENTS

         The Company has rights under license agreements to several patents and patent applications under which the Company expects to owe milestone payments and royalties on sales of certain of its proposed products. Additionally, certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's exclusive rights to such technology would terminate. The Company also funds research at certain institutions, and these relationships may provide the Company with an option to license any results of the research."

GOVERNMENT REGULATION

         The production and marketing of the Company's products and its research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, biological products, drugs and diagnostic products are subject to rigorous review by the FDA. The Federal

Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, refusal of the government to approve product and/or license applications or to allow the Company to enter into government supply contracts, the withdrawal of previously approved applications and criminal prosecution.

         In order to obtain FDA approval of a new product, the Company must submit proof of safety, purity, potency and efficacy. Such proof entails extensive and time-consuming preclinical and clinical testing. The results of preclinical studies are submitted to the FDA as part of an Investigational New Drug Application ("IND"). Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Once the IND is reviewed, human clinical trials may be conducted. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or healthy volunteer subjects primarily for safety at one or more doses. During Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the Institutional Review Board reviewing and monitoring the trials, must be submitted to the FDA prior to commencement of each clinical trial. Various reports must be submitted to the FDA during the course of the trials, and the FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

         The results of the clinical trials are submitted to the FDA as part of a new drug application ("NDA"). Following extensive review of the NDA, the FDA may grant marketing approval, require additional testing or information, or deny the application. Sales of a new drug may commence following FDA approval of an NDA and satisfactory completion of a pre-approval review of the manufacturing facility and pertinent production records. If there are any modifications to the drug, including any changes in indication, manufacturing process, labeling or manufacturing facility, an NDA supplement may be required by the FDA.

         There is no assurance that the FDA will act favorably or quickly in reviewing submitted applications, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing any products it may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained.

         Continued compliance with all FDA requirements and conditions in an approved application, including those concerning product specification, manufacturing process, validation, labeling, promotional material, recordkeeping and reporting requirements, is necessary for all products. Failure to comply could lead to the need for product recall or other FDA-initiated actions, which could delay further marketing until the products are brought into compliance. Even after any approval by the FDA and foreign regulatory authorities, products may later exhibit adverse effects that could prevent their widespread use or necessitate their withdrawal from the market.

         In October 1992, the Prescription Drug User Fee Act of 1992 was enacted, imposing substantial fees on a one-time basis for applications for approval, and on an annual basis for the manufacturing and marketing of prescription drugs.

         Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

PATENT AND PROPRIETARY RIGHTS; LICENSED TECHNOLOGY

         The Company's success will depend in part upon its ability to obtain patent protection for compounds, uses of compounds, and processes. Patent matters involve complex legal and factual issues, and can be highly uncertain.

There can be no assurance that any patent applications now pending or filed in the future will result in patents being issued or that any patents now held by or licensed to the Company, or issued or licensed to the Company in the future, will afford any competitive advantages for the Company, will not be challenged by third parties, or cannot be designed around by others. The cost of litigation to uphold the validity and prevent infringement of patents and to enforce licensing rights can be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to the Company or design around the patented aspects of such technology. In addition, there can be no assurance that the products and technologies the Company will seek to market will not infringe patents or other rights owned by others, licenses to which may not be available to the Company.

         The Company also relies upon unpatented proprietary technology, and may determine in appropriate circumstances that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurances can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. Additionally, if the Company is unable to obtain strong proprietary rights protection of its products after obtaining regulatory clearance, competitors may be able to market competing products by obtaining regulatory clearance, through showing equivalency to the Company's product, without being required to conduct the lengthy clinical tests required to be conducted by the Company.

         To the extent that consultants, key employees, vendors or other third parties apply technological information independently developed by them or by others to the Company's proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in favor of the Company. Members of the Company's Scientific Advisory Board and other consultants are employed by or have consulting agreements with third parties, and any inventions discovered by such individuals are not likely to become the property of the Company.

         The Company has rights under license agreements to several patents and patent applications under which the Company expects to owe milestone payments and royalties on sales of certain of its proposed products. Additionally, certain of these agreements also provide that if the Company elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then the Company's exclusive rights to such technology would terminate.

COMPETITION

         The biopharmaceutical industry is highly competitive, including the industry segments related to (i) receptor based technologies, which include the Fc Receptor Technology, (ii) purgative agents for clearing the colon, which include the Purgative Product, and (iii) the treatment and prevention of cancer, which includes the Thrombospondin Technology. The Company is likely to encounter significant competition with respect to its product candidates currently under development, including, but not limited to, competition from (i) La Jolla Pharmaceutical Company, GeneLabs Technologies, Inc., IDEC Pharmaceuticals Corporation, Immune Response Corporation, Autoimmune, Inc. and Anergen, Inc. with respect to the treatment of diseases targeted by the Fc Receptor Technology; (ii) Braintree Laboratories, Inc., Reedco, Inc. and C.B. Fleet Company, Inc. with respect to the product applications targeted by the Purgative Product; and (iii) Boston Life Sciences, Inc. and Entremed, Inc. with respect to the treatment of diseases targeted by the Thrombospondin Technology.

         The Company is pursuing areas of product development in which there is the potential for extensive technological innovation in relatively short periods of time. Substantially all companies which have established positions in the pharmaceutical industry and which compete with the Company in the development of products with applications similar to those of the Company's product candidates, in particular competitors involved in the development of antibody-based and peptide-based products, have substantially greater financial and technological resources and sales and marketing capabilities than the Company, and have significantly greater experience in research and development. Accordingly, the Company's competitors may succeed in developing competitive products more rapidly than the Company and in developing competitive products that are more efficacious and useful and less costly than any that are developed by the Company, and may also be more successful than the

Company in manufacturing and marketing such products. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures. There can be no assurance that developments by others will not render products which the Company seeks to develop or technologies it employs noncompetitive or obsolete or that the Company will be able to keep pace with technological developments. Rapid technological change or developments by others may result in the Company's product candidates and potential products becoming obsolete or non-competitive.

OTHER FACTORS TO BE CONSIDERED

         The Company's business is subject to a number of risks and uncertainties. In addition to the other information contained in this Annual Report on Form 10-KSB, the following risks factors should be carefully considered.

         EARLY STAGE OF DEVELOPMENT; UNCERTAINTY OF PRODUCT DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY. InKine has not completed the development of any product to date. Accordingly, InKine has not begun to market products or generate revenues from the commercialization of any such products. It will be several years, if ever, before the Company may realize significant revenues from product sales or royalties. The Company's technologies and products under development require significant, time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which may never occur. There can be no assurance that the Company's research and development programs will be successful, that its products will exhibit the expected biological results in humans, prove to be safe and efficacious, obtain the required regulatory approvals, demonstrate substantial therapeutic or diagnostic benefit, be commercialized on a timely basis, experience no design or manufacturing problems, be manufactured on a large scale, be economical to market, or that the Company or its collaborators will be successful in obtaining market acceptance of any of the Company's products or generate sufficient revenue to support ongoing research and development programs. To achieve its goals the Company will seek to effect strategic alliances or collaborative arrangements on commercially reasonable terms. No assurance can be given that such arrangements will be available, will be successful, or that the parties with which the Company will establish such arrangements will perform their obligations thereunder. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing, marketing and commercialization and obsolescence of product candidates. The failure by the Company to successfully address such problems and delays would have a material adverse effect on the Company's business, financial condition and results of operations.

         ACCUMULATED DEFICIT; CONTINUING LOSSES. InKine has incurred net operating losses since inception of its operations (July 1, 1993) and, as of June 30, 1998, had an accumulated deficit of approximately $13.5 million. InKine anticipates incurring additional losses over at least the next several years and such losses are expected to increase and be substantial as the Company expands its research and development activities. To become profitable, the Company, alone or working in collaboration with others, must successfully develop and commercialize its technologies and products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and related products. The amount of time required to attain profitability is highly uncertain, and there can be no assurance as to the ability of the Company to achieve profitability on a sustained basis, if at all.

         In addition, in conjunction with the acquisitions of the technologies in November 1997, the Company granted, or committed to grant, options to consultants to acquire an aggregate of 1,595,000 shares of Common Stock, the exercise of which with respect to 950,000 shares will be subject to the satisfaction of product development milestones pertaining to FDA filings and approvals and the achievement of certain net sales targets. The Company will incur substantial non-cash charges to earnings equal to the fair value of such options, which will be charged to operations at the time such milestones are achieved. Increases in the Company's net operating loss or operating losses per share could have an adverse effect on the Company's ability to secure additional financing.

         ADDITIONAL FINANCING REQUIREMENTS AND ACCESS TO CAPITAL. In order to develop the Company's technology, the Company will require substantial additional funds for its research and development programs, including preclinical studies and clinical trials, to seek regulatory approval of its products, to develop manufacturing and distribution capabilities, and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. InKine expects that its capital resources will be adequate to fund its operations through fiscal year 2000. No assurance can be given, however, that unanticipated events will not occur that will make the Company's capital resources insufficient to fund its activities through such date. In any event, the Company expects to require substantial additional capital after such date. The Company's future capital requirements will depend on many factors, including continued progress in its research and development activities, progress with preclinical studies and clinical trials, prosecution and enforcement of patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scale-up and effective marketing activities and collaborative or other arrangements. In order to obtain the substantial additional funds that the Company will require, the Company intends to seek public or private financings, including equity or debt financings, collaborative or other arrangements with corporate partners and others, and other financing mechanisms. Additional equity financings may cause further dilution to current stockholders. No assurance can be given that additional financing will be available when needed, if at all, or on terms acceptable to the Company. If adequate additional funds are not available, the Company will be required to delay, scale back or eliminate all or certain of its research or development activities and marketing efforts, or seek to license to third parties certain products or technologies that the Company would otherwise seek to develop itself.

         PATENTS AND PROPRIETARY RIGHTS; NO ASSURANCE OF ENFORCEABILITY OR COMPETITIVE ADVANTAGE. In general, the patent positions of companies in the biotechnology field are highly uncertain and involve complex legal and factual questions. The most advanced product in the Company's family of compounds is CBP-1011. Although it is not patentable, InKine expects this compound will receive protection based on approval for an Orphan Drug indication and that the Company will, as a result, have an exclusive right to commercialize the compound for that particular indication for seven years. No assurance can be given that the compound will in fact receive such protection. The other compounds, consisting of the Purgative Product and the Thrombospondin Technology, are the subject of patents and/or patent applications. Although InKine believes that such patents and patent applications will cover the Company's rights to use such technologies and product candidates in the United States, there can be no assurance patents that have been issued, or additional patents, if any, that will issue from pending patent applications, will afford adequate protection against competitors or companies with competitive product candidates or technologies.

         Patents on the Purgative Product are pending in an application filed under the Patent Cooperation Treaty ("PCT") which designates Europe, Japan and Canada. In addition, the Company has obtained the rights to foreign patents pending and intends to apply for additional patents in foreign jurisdictions covering its products and technologies. No assurance can be given that any additional foreign patents will be issued or, if issued, that they will afford adequate protection against foreign competitors or foreign companies with competitive product candidates or technologies. In addition, there can be no assurance that any domestic or foreign patents issued will not be challenged, invalidated or circumvented, or that the scope of any claims granted thereunder will provide meaningful proprietary protection or competitive advantages to the Company, or, if challenged, that a court will find the patents to be valid and enforceable. To date, there has emerged no consistent policy regarding the breadth of claims that are properly accorded to biotechnology patents. The commercial success of the Company will also depend upon avoiding infringement of patents issued to competitors. InKine has not conducted an independent search to determine the existence of any patents similar to those covering the Purgative Product or the Thrombospondin Technology.

         In the United States, patent applications are maintained in secrecy until patents issue, and publications in scientific and patent literature lag behind actual discoveries. In the event a third party has also filed a patent application relating to an invention claimed in a Company patent application, the Company may be required to participate in an interference proceeding overseen by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties for, and cost to, the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties at undetermined cost or require the Company to cease using the technology.

         The Company's product candidates are still in the development stage, and neither their formulations nor their methods of manufacture have been finalized and thus no assurance can be given that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. There can be no assurance that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that the Company will have sufficient resources to pursue such litigation. If the Company does not obtain a license under any such patents held by others, if such infringement claims are found to be valid, or if the Company is not able to have such competing patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

         The Company relies substantially in its product development activities on certain technologies and certain proprietary trade secrets and know-how that are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company.

         Certain of the Company's patents may cover inventions developed with funds from United States government agencies or within academic institutions from which the Company earlier acquired rights to such patents. As a result of these arrangements, the United States government or such academic institutions may have rights to certain inventions developed during the course of the performance of federally funded or university sponsored projects, as the case may be, as required by law or agreements with the funding agency or university, respectively, including rights to the royalty-free use, but not sale, of the invention or technology for its own purposes.

         Several bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, re-examination, subject matter and enforceability. It is not certain whether any of these bills will be enacted into law or what form any new laws may take. Accordingly, the effect of legislative change on the Company's intellectual property estate is uncertain.

         DEPENDENCE ON LICENSES OF RIGHTS TO TECHNOLOGY. The Company's rights to the Purgative Product, its rights to certain compounds comprising the Fc Receptor Technology and its rights to the Thrombospondin Technology are held pursuant to license agreements. In addition, the Company anticipates entering into licenses for other product candidates and technologies that may be limited in scope and duration, and may authorize the development and marketing of specified licensed products or technologies for a limited period of time. The license agreements may be terminated prior to their expiration date under certain circumstances, including the Company's failure to comply with product development commitments specified therein.

         The success of licensing arrangements depends on many factors, including the reasonableness of license fees in relation to revenue generated by sales of the licensed products and the viability and potential developmental success of the licensed products. Certain of the Company's licensing arrangements require, and future licensing arrangements may require, specified levels of research and development expenditures by the Company. The inability of the Company to finance any or all of such expenditures could result in the termination of affected licenses, and the termination, cancellation or inability to renew any of its existing licensing arrangements, coupled with the inability to develop and enter into new licensing arrangements, could have a material adverse effect on the Company's financial condition and results of operation.

         The license with respect to the compounds comprising the Fc Receptor Technology (the "License") may be terminated by the licensor if, at any time, the Company has neither, (i) submitted a product to the FDA for approval, (ii) offered a product for sale, either directly or through a sublicensee, nor (iii) made continuing reasonable efforts to develop a product for submission for FDA approval or for sale. The License may also be terminated if the Company fails to make minimum annual payments of either royalty or research funding of $50,000 during 1998 and 1999 and $100,000 thereafter.

         The ALW License, which covers the Purgative Product, may be terminated by the licensor if (a) the Company fails to commit at least $1,000,000 of funding to the development of the Purgative Product for the first two years following November 7, 1997, (b) the Company fails to pay, commencing in February 2003, minimum royalties of $100,000 per year whether or not any sales have occurred or (c) there is no commercial sale of the Purgative Product or any product under the ALW License by February 2005. In addition, the Company's rights under the ALW License will no longer be exclusive, and the minimum royalty payment will no longer be due (although decreased actual royalty payments will be due) if there is no valid or enforceable patent on the Purgative Product or any other product under the ALW License.

         In connection with the rights to the Thrombospondin Technology, the Company will owe royalties based on net sales and options to purchase an aggregate of up to 250,000 shares of Common Stock. The options shall be issuable by the Company to AUHS and Dr. Tuszynski upon the achievement, if any, of milestones and targets as follows: (i) 125,000 shares (62,500 as to each of AUHS and Dr. Tuszynski), upon exercise of options exercisable upon approval of a Company-sponsored IND for a product based on the Thrombospondin Technology and
(ii) 125,000 shares (62,500 as to each of AUHS and Dr. Tuszynski), upon exercise of options exercisable upon approval of an NDA for a product based on the Thrombospondin Technology. In addition, the Company will be obligated to pay AUHS royalties of 2% on net sales of product based on the Thrombospondin Technology by the Company or any of its sublicensees, and 10% of any consideration received by the Company upon the achievement of certain milestones in connection with the Thrombospondin Technology. Finally, the Company is to pay AUHS $200,000 per year to fund sponsored research for a minimum of two years, plus an additional $200,000 for a third year upon FDA acceptance, if any, of a Company-sponsored IND and $200,000 for a fourth year upon successful completion, if any, of a Phase II clinical trial.

         The termination of any license or the loss of exclusivity thereunder could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEVELOPMENT OF Fc RECEPTOR TECHNOLOGY, PURGATIVE PRODUCT AND THROMBOSPONDIN TECHNOLOGY. InKine has acquired the worldwide exclusive rights to the Purgative Product, the Fc Receptor Technology and the Thrombospondin Technology.

         The Company is evaluating a number of product opportunities for the Fc Receptor Technology, including the development of therapeutic products for autoimmune diseases and other diseases, including asthma/allergy and certain serious infectious diseases, which will require strategic alliances with other entities. No assurance can be given regarding the Company's ability to establish such alliances, or the successful timing of the establishment thereof. The compound CBP-1011 is currently in Phase III clinical trials for the treatment of ITP. There can be no assurance that CBP-1011 will prove to be safe and efficacious in clinical trials, or that it will receive the required FDA and other regulatory approvals. Further, even if such approvals are obtained, there can be no assurance that the Company or its collaborators will be able to successfully commercialize CBP-1011.

         The Company is preparing to conduct Phase III human clinical trials of the Purgative Product. There can be no assurance that the Company's Purgative Product development program will be successful, that the Purgative Product will prove to be safe and efficacious in clinical trials, that the Purgative Product will obtain the required FDA and other regulatory approvals, that the Purgative Product can be manufactured in commercially required quantities at an acceptable price, or that the Company or its collaborators will be successful in obtaining market acceptance of the Purgative Product. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing of the Purgative Product.

         The Company is evaluating a number of product opportunities for the Thrombospondin Technology, including its use as an agent to inhibit tumor metastasis and as a cancer imaging agent. The Company will seek to expand the research and development of Thrombospondin Technology applications primarily through strategic alliances with other entities. No assurance can be given as to the Company's ability to establish such alliances or the success of the ongoing research concerning the Thrombospondin Technology.

         AUHS declared bankruptcy on July 21, 1998, seeking to reorganize itself. Pursuant to the bankruptcy proceedings, AUHS is expected to be purchased by one or more private, for profit health care companies. It is possible that the bankruptcy of AUHS or its acquisition by a health care company could result in diminution of support by AUHS or its successor for Dr. Tuszynski's development work related to the Thrombospondin Technology. This could result in delays in the development of this technology and require the Company to devote greater resources to this development. Either of these could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is unable to predict what effect, if any, the AUHS bankruptcy will have on the development of the Thrombospondin Technology.

         GOVERNMENT REGULATION; NO ASSURANCE OF PRODUCT APPROVAL; EXTENSIVE CLINICAL TESTING REQUIRED. The research, testing, manufacture, distribution, advertising and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States and other countries. To date, Phase I and II clinical trials with CBP-1011 for the treatment of ITP have been completed and Phase III clinical trials for this indication are currently in progress. There can be no assurance, however, that additional Phase III clinical trials will not be required, including a direct competitive comparison with prednisone.

         A Phase IIb clinical trial has been completed as to the Purgative Product. The Company has submitted an IND (defined below) with respect to this product for the Phase IIb and proposed Phase III clinical trial. There can be no assurance that additional Phase IIb clinical trials will not be required.

         Prior to marketing either the compounds derived from the Fc Receptor Technology or the Purgative Product or any other compounds or products to be developed by the Company (including the Thrombospondin Technology), such product candidate or compound must undergo an extensive regulatory approval process required by the FDA and by comparable agencies in other countries. This process, which includes preclinical studies and clinical trials of each compound to establish its safety and efficacy and confirmation by the FDA that current good manufacturing practices were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources and gives larger companies with greater financial resources a competitive advantage over the Company. The stages involved in the regulatory process of a new drug product generally include (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an investigational new drug application ("IND") which must become effective before clinical trials may begin, (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the drug in question for its intended indication, (iv) submission to the FDA of a new drug application ("NDA") or, in the case of biological products, such as recombinant proteins, a biologic licensing application ("BLA") and (v) review by the FDA of the NDA or BLA in order to determine, among other things, whether the drug is safe and effective for its intended uses.

         To date, no NDA has been submitted to the FDA for any product candidate being developed or to be developed by the Company, and the Company has not obtained approval by the FDA or any other regulatory authority for marketing any drug, and there can be no assurance that any such product or compound will ever be so submitted or that FDA approval or approval from any other regulatory authority for any products developed by the Company will be granted on a timely basis, if at all, or that the Company will be able to obtain the labeling claims desired for its products or compounds. The Company is and will continue to be dependent upon the laboratories and medical institutions conducting its preclinical studies and clinical trials to maintain both good laboratory and good clinical practices. Data obtained from preclinical studies and clinical trials are subject to varying interpretations, which could delay, limit or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review. Similar delays also may be encountered in foreign countries. Any denials or delays in obtaining the requisite approvals would likely have a material adverse effect on the Company.

         Following regulatory approval, if any, a product and its manufacturer are subject to continuing regulatory oversight and review. Later discovery of problems with a product or its manufacturer may result in restrictions on such product or its manufacturer. These restrictions may include withdrawal of the marketing approval for the product. Further adverse government regulation that might arise from future legislative or administrative action, particularly as it relates to health care reform and product pricing, cannot be predicted. Violation of FDA requirements in general can lead to recall or seizure of products, injunction against production, distribution, sales and marketing, and criminal prosecution, among other sanctions.

         The cost to the Company of conducting extensive human clinical trials for any potential biopharmaceutical or biological product can vary dramatically based on a number of factors, including, but not limited to, the order and timing of clinical indications pursued, the size of the patient population, the number of participating institutions and the number and type of end points subject to data collection. Because of the intense competition in the market in which the Company operates, the Company may have to expend substantial additional funds to obtain access to such resources, or delay or modify its plans significantly. There can be no assurance that the Company will have sufficient resources to complete the required clinical testing, regulatory review and approval process or that the Company could survive the inability to obtain, or delays in obtaining, such approvals. Moreover, there can be no assurance that clinical testing of the Company's product candidates will provide sufficient evidence of safety and efficacy in humans, that regulatory approvals will be granted for any product candidate or that it will be economically feasible for the Company to commercialize any product candidate for which regulatory approval is ultimately granted.

         LIMITED CLINICAL TRIAL EXPERIENCE. Before obtaining required regulatory approvals for the commercial sale of its proposed products, the Company must demonstrate through human clinical trials that such products are safe and efficacious for use. The initiation and completion of clinical trials is dependent upon many factors, including the availability of qualified clinical investigators. Delays in initiating and completing clinical trials may result in increased costs of trials and delays in FDA submissions, which could have a material adverse effect on the Company. To date, the Company has limited experience in conducting clinical trials. There can be no assurance that the Company will be able to find appropriate third parties to design and conduct clinical trials or that it will have the resources to hire personnel to administer clinical trials in-house.

         A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. There can be no assurance that the Company will not encounter problems in its clinical trials that will cause the Company to delay or suspend such trials, that such testing will ultimately demonstrate the safety or efficacy of such proposed products or that any proposed products will receive regulatory approval on a timely basis, if at all or, if approved, that such proposed products will prove commercially successful.

         NO COMMERCIAL MANUFACTURING CAPABILITY OR EXPERIENCE. To be successful, the Company's products must be manufactured in commercial quantities under GMP requirements prescribed by the FDA and at costs acceptable to the Company. The license of the Purgative Product requires the Company, upon successful development of the Purgative Product, to obtain a supply agreement for the manufacture of a solid dosage form of sodium phosphate under GMP requirements prescribed by the FDA and other governmental agencies. InKine has identified a commercial manufacturer to handle such production upon receiving FDA approval of the product. In addition, the Company is in the process of securing a commercial manufacturer for the production of CBP-1011. The Company has not yet manufactured any products in commercial quantities and currently does not have the facilities to manufacture any products in commercial quantities under GMP. Therefore, the Company will need to develop its own GMP manufacturing facility and/or depend on collaborators, licensees or contract manufacturers for the commercial manufacture of its products. In the event the Company determines to establish a manufacturing facility, it will require substantial additional funds and will need to hire and retain significant additional personnel and comply with extensive regulations applicable to such a facility. The Company has no experience in such commercial manufacturing, and there can be no assurance that the Company will be able to establish such a facility successfully and, if established, that it will be able to manufacture products in commercial quantities for sale at competitive prices. If the Company determines to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of its products, the Company will be dependent on such corporate partners or other entities for, and will have only limited control over, the commercial manufacturing of its products. There can be no assurance that the Company will be able to enter into any such manufacturing arrangements on acceptable terms, if at all.

         LIMITED MARKETING OR SALES CAPABILITY OR EXPERIENCE. The Company has limited experience in marketing, distributing and selling pharmaceutical products, and will need to develop a sales force or rely on its collaborators or licensees or on arrangements with other third parties to provide for the marketing, distribution, and sales of its products. There can be no assurance that the Company will be able to establish marketing, distribution and sales capabilities or marketing arrangements with third parties to perform such activities on acceptable terms, and such arrangements, if established, may result in a lack of control by the Company over the marketing, distribution and sales of its proposed products. In addition, there can be no assurance that the Company or any third party will be successful in marketing, selling or distributing any products.

         DEPENDENCE ON THIRD-PARTY REIMBURSEMENT; TREND TOWARDS COST CONTAINMENT. Successful sales, if any, of the Company's products in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations and private insurance plans. Reimbursement by a third-party payor may depend upon a number of factors, including the payor's determination that use of a product is safe and efficacious, medically necessary, appropriate for the specific patient, cost effective and neither experimental nor investigational. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit reimbursement coverage and in many instances are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology, and there is no assurance that third-party reimbursement will be available for the Company's products, or that such reimbursement, if obtained, will be adequate. Less than full reimbursement by governmental and other third-party payors for products developed by the Company would adversely affect the market acceptance of these products and would also have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, health care reimbursement systems vary from country to country, and there can be no assurance that third-party reimbursement will be made available for the Company's products under any other reimbursement system.

         The health care industry is experiencing a trend toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. This cost-containment trend may result in reductions in reimbursement rates for products and treatment therapies like those under development by the Company. Further reductions in payments to health care providers or other changes in reimbursement for health care service could have a material adverse effect on the Company once its products, if any, become commercialized. There can be no assurance that the Company will be able to offset successfully any or all of the payment reductions that may occur.

         RISK OF LIABILITY; ADEQUACY OF INSURANCE COVERAGE; RISK OF PRODUCT RECALL. The Company's business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of pharmaceutical and other products proposed to be developed by the Company. There can be no assurance that if the Company's product candidates are developed and marketed, product liability claims will not be asserted against the Company, its collaborators or licensees. The use of products developed by the Company in clinical trials and the subsequent sale of such products is likely to cause the Company to bear all or a portion of those risks. Such litigation claims could have a material adverse effect on the business or financial condition of the Company. The license covering the Fc Receptor Technology requires the Company to maintain general liability and product liability insurance in amounts not less than $2,000,000 per occurrence and $4,000,000 in the aggregate upon commencement of human clinical trials. The Company currently maintains a product liability policy covering it and its subsidiaries in the amount of $2,000,000 per occurrence and $4,000,000 in the aggregate. To the extent reasonably possible, the Company intends to maintain product liability insurance as, and if, required and in such per-occurrence and aggregate amounts as are believed by the Company to be adequate under the circumstances. There can be no assurance, however, that insurance coverage would be adequate to protect the Company against future claims or that a medical malpractice claim or other claims would not materially and adversely affect the business, prospects, financial condition or results of operations of the Company. Although a majority of the former CorBec stockholders have agreed to indemnify the Company against breaches of certain representations and warranties in the merger agreement between the Company and CorBec (the "CorBec Merger Agreement") such indemnification is limited to the cash and the value of the Company's shares received by those CorBec shareholders under the CorBec Merger Agreement. Furthermore, for indemnification purposes, the Company's shares issued to the CorBec shareholders will be valued as of the dates of issuance thereof and will be subject to a substantial discount. Moreover, there can be no assurance that the Company can obtain sufficient indemnity protection from any collaborators or licensees. In addition, products such as those sold or proposed to be sold by the Company may be subject to recall for unforeseen reasons. Such a recall could have a material adverse effect on the Company and its reputation.

         DEPENDENCE ON KEY MANAGEMENT AND QUALIFIED PERSONNEL. The Company is highly dependent upon the efforts of Leonard S. Jacob M.D., Ph.D., who is the Chairman and Chief Executive Officer of the Company and Taffy J. Williams, Ph.D., who is the President and Chief Operating Officer of the Company. The loss of the services of either of them could impede the achievement of the Company's development objectives. Although the Company has entered into three-year employment agreements with Dr. Jacob and Dr. Williams, neither is prohibited from competing with the Company upon the termination of employment. As a result, although the Company believes that it has provided both of them with sufficient financial incentives to continue their employment with the Company for at least the full period of their respective employment agreements, there can be no assurance that either of them will not terminate his employment sooner and engage in a competing business.

         Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain other qualified scientific, technical and key management personnel. There is intense competition for qualified personnel in the scientific arenas in which the Company conducts its activities and there can be no assurance that InKine can presently, or that the Company will in the future be able to, attract and retain the qualified personnel necessary for the development of its products and licenses and its expansion into areas and activities requiring additional expertise. In addition, the Company's ability to expand into areas requiring additional skill and expertise, such as sales and marketing capability, will require the addition of new management personnel and the development of additional expertise by existing management personnel. The loss of, or failure to recruit, key scientific, technical, sales and marketing and managerial personnel could have a material adverse effect on the Company.

         LIMITED PERSONNEL; DEPENDENCE ON CONTRACTORS; POTENTIAL CONFLICT. InKine relies, in substantial part, and for the foreseeable future will rely, on certain independent contractors, independent organizations, advisors and consultants who are employed on a part-time basis to provide certain services, including substantially all aspects of manufacturing, regulatory approval and clinical management. The provision of such services on a part-time basis presents potential conflicts of interest with respect to other professional or employment positions such contractors may hold, including conflicts as to availability, interest and loyalty, and could result in material detriment to the Company should such conflicts be resolved against the Company's best interest. No assurance can be given that the services of independent contractors, organizations, advisors and consultants will be available to the Company on a timely basis. The Company's advisors and consultants generally sign agreements that provide for confidentiality of the Company's proprietary information. However, there can be no assurance that the Company will be able to maintain the confidentiality of the Company's technology, the dissemination of which could have a material adverse effect on the Company's business.

         RISKS ASSOCIATED WITH ACQUISITIONS. One of the Company's strategies is to acquire, or acquire rights to develop and commercialize, additional pharmaceutical products and product candidates to expand its pipeline of commercially viable pharmaceutical products. While the Company may accomplish such objectives by entering into licensing arrangements with the owners of certain patents and proprietary technology, such as with respect to the Purgative Product, the Company may also acquire established businesses, such as it did in the case of CorBec, through business acquisitions including, without limitation, corporate mergers, for the purpose of acquiring the rights to product candidates and products. There can be no assurance that the Company will be able to effect any acquisition on terms believed to be favorable to the Company, or successfully integrate into its operations any business it may acquire. Under New York law, various forms of business combinations can be effected without stockholder approval and, accordingly, the Company's stockholders likely will not receive or otherwise have the opportunity to evaluate any financial or other information which may be made available to the Company in connection with any future acquisition and must rely entirely upon the ability of management in selecting, structuring and consummating acquisitions that are consistent with the Company's business objectives. Although the Company will endeavor to evaluate the risks inherent in a particular acquisition, there can be no assurance that the Company will properly ascertain or assess all significant risk factors prior to consummating any acquisition.

         POTENTIAL VOLATILITY OF MARKET PRICE OF COMMON STOCK; LOW TRADING VOLUME. The Common Stock trades on the Nasdaq SmallCap Market. The market price of the Common Stock, like that of many other development-stage public pharmaceutical or biotechnology companies, has been highly volatile and may remain so for the foreseeable future. Factors such as announcements of technological innovations or new commercial products by the Company or its competitors, disclosure of results of preclinical and clinical testing, adverse reactions to products, governmental regulation and approvals, developments in patent or other proprietary rights, public or regulatory agency concerns as to the safety of products developed by the Company, litigation and general market conditions may have a significant adverse effect on the market price of the Common Stock. In addition, in general, the Common Stock has been thinly traded on the Nasdaq SmallCap Market, which may affect the ability of the Company's stockholders to sell shares of the Common Stock in the public market. There can be no assurance that a more active trading market will develop in the future.

         MAINTENANCE OF LISTING; POSSIBLE DELISTING OF SECURITIES FROM NASDAQ SYSTEM; AND RISK OF LOW-PRICED STOCKS. In order to maintain a listing of common stock on the Nasdaq SmallCap Market, a company must maintain (i) net tangible assets of at least $2 million or $35 million of market capitalization or $500,000 of net income in the latest fiscal year or two of the last three fiscal years; (ii) a public float of 500,000 shares or more; (iii) market value of public float of at least $1,000,000; (iv) a minimum bid price of $1.00 per share; (v) a minimum of two market makers; (vi) at least 300 round lot shareholders; and (vii) meet certain corporate governance requirements. No assurance can be given that the Company will be able to maintain the standards for continued listing and that the securities will not be delisted from the Nasdaq SmallCap Market. In the event of any such delisting, trading, if any, would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor would then find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. If the Common Stock were delisted from the Nasdaq SmallCap Market, and if it traded at prices below $5.00 per share, it would also be subject to so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting from the Nasdaq SmallCap Market, if it were to occur, could affect the ability of broker-dealers to sell the Common Stock and the ability of the Company's stockholder to sell their securities in the secondary market. The National Association of Securities Dealers, Inc. has proposed listing and maintenance requirements that are more rigorous than those currently in effect. There can be no assurance that such new listing and maintenance requirements, if implemented, will not have a material adverse impact on the Company.

         SHARES ELIGIBLE FOR FUTURE SALE; EFFECT ON ABILITY TO RAISE CAPITAL. The following shares have been registered for resale without restriction pursuant to the November 1997 private placement when issued upon the exercise of currently exercisable warrants: (i) approximately 2 million shares underlying warrants issued to the Placement Agents; and (ii) 546,399 (after anti-dilution adjustment) shares underlying a warrant issued to an investment banking firm in October 1995, (iii) approximately 2.6 million shares reserved for issuance upon exercise of options granted under the Company's Stock Option Plan, (iv) approximately 1.7 million shares reserved for issuance upon exercise of options granted under the Company's Consultant Stock Option Plan, and (v) approximately
2.4 million shares reserved for issuance upon exercise of options granted to Dr. Jacob, the Company's Chairman and Chief Executive Officer.

         Many of the foregoing options and warrants are likely to be exercised at a time when the Company might be able to obtain additional equity capital on more favorable terms. The exercise of such instruments and sale of the underlying shares could have a material adverse effect on the Company's ability to raise new equity capital. In addition, while those options and warrants are outstanding, they may adversely affect the terms on which the Company could obtain capital. The Company cannot predict the effect, if any, that market sales of Common Stock, the exercise of options or warrants, or the availability of such Common Stock for sale will have on the market price prevailing from time to time. Furthermore, certain holders of the Company's securities have the right to cause the Company to register their Common Stock under the Securities Act in the future, which could cause the Company to incur substantial expense, could affect the Company's ability to raise capital and also materially and adversely affect the prevailing market price of the Common Stock.

         VARIABILITY OF QUARTERLY RESULTS OF OPERATIONS. The Company's operating results may be subject to significant fluctuations due to several factors including the consummation of acquisitions, the timing of research and development expenditures, the timing of successful product development, if any, the timing of new product announcements, if any, and the release, if any, of new products by the Company and its competitors. The Company has, to date, operated at a loss. Progress, if any, as to development and commercialization of products, and the commencement and extent of sales, cannot be predicted and may vary from quarter to quarter.

         ANTI-TAKEOVER CONSIDERATIONS. The Certificate of Incorporation of the Company has been amended to authorize 5,000,000 shares of "blank check" Preferred Stock, which may be issued without shareholder approval (provided that issuances during the 18 months following the closing of the November 1997 private placement shall require approval of the holders of a majority of the November 1997 private placement shares) and with such designations, rights and preferences as are determined by the Board of Directors. The Board of Director's authority to issue and fix the rights and preferences of such stock, together with certain provisions of New York law as to transactions with beneficial holders of 20% of the outstanding voting shares of a corporation, may have the effect of delaying, deterring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price and may adversely affect the market price, and the voting and other rights of the holders of the Common Stock.

         YEAR 2000 ISSUES. Certain computer programs use only two digits to identify a year in the date field. As a result, many computer applications may fail or create erroneous results by or at the Year 2000 ("Y2K"). The Company has identified three areas of potential Y2K risk. First, the Company's internal computer systems could be disrupted or fail, causing an interruption or decrease in productivity in the Company's operations. Second, the computer systems of third parties with whom the Company regularly deals, including but not limited to its financial institutions, suppliers, vendors, utilities, and others, could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue its operations. Third, the Company's university-based research programs could be disrupted, delayed or harmed due to the reliance on computer based scientific instruments and scientific databases which the Company has no control over. While the Company believes that it is addressing the Y2K issue, there can be no assurance that the Company's Y2K analyses will be completed on a timely basis, or that the costs or disruptions associated with the Y2K issue will not materially adversely impact the business, prospects, revenues or financial position of the Company.

EMPLOYEES

         As of June 30, 1998, the Company had 11 full-time employees. No employees are covered by collective bargaining agreements, and the Company considers relations with its employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company occupies an aggregate of approximately 5,200 square feet of space in Blue Bell, Pennsylvania, which is used as office space. The Company leases this space pursuant to a lease expiring in January 2001, which provides for minimum annual rent payments of approximately $100,000 in the fiscal year ending June 30, 1999 and is subject to increases on an annual basis for the remaining term.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material litigation.

  EM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         InKine Pharmaceutical Company, Inc. common stock trades on the Nasdaq SmallCap Market tier under the symbol INKP. The quarterly range of high and low closing sales prices of the Company's common stock, as reported on the Nasdaq Stock Market, are shown below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Year Ended June 30, 1998                               High               Low
         ------------------------                               ----               ---
         1st Quarter.....................................       $2.19             $1.50
         2nd Quarter.....................................       $2.69             $1.19
         3rd Quarter.....................................       $1.38             $0.88
         4th Quarter.....................................       $1.50             $1.18

         Year Ended June 30, 1997                               High               Low
         ------------------------                               ----               ---
         1st Quarter.....................................       $0.87             $0.50
         2nd Quarter.....................................       $0.69             $0.44
         3rd Quarter.....................................       $3.25             $0.63
         4th Quarter.....................................       $2.72             $1.75

DIVIDENDS

         The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of the Company's business.

NUMBER OF HOLDERS OF COMMON STOCK

         At September 3, 1998 there were approximately 232 stockholders of record and approximately 2,184 beneficial holders of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under the caption "Other Factors to be Considered" in Part I of this Report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, the financial statements of the Company.

                                                                                                                  July 1, 1993
                                                                       Year Ended June 30,                         (Inception)
                                                 ----------------------------------------------------------        to June 30,
                                                     1998             1997            1996           1995             1998
                                                     ----             ----            ----           ----          -------------
                                                        (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

   Cost and expenses:
     Research and development ..............       $  2,270        $    743        $    644        $    392        $  4,178
     Purchased research and development ....          3,952            --              --              --             3,952
     General and administrative ............          3,782           1,011             812             434           6,213
     Write-off debt discount ...............           --              --              --                52              75
                                                   --------        --------        --------        --------        --------
     Loss from operations ..................         10,004           1,754           1,456             878          14,418
     Interest income .......................           (515)           (104)           (239)            (86)           (943)
     Interest expense ......................           --              --              --                 7               7
                                                   --------        --------        --------        --------        --------

     Loss...................................        $(9,489)       $ (1,650)       $ (1,217)       $   (799)       $(13,482)
                                                   --------        --------        --------        --------        ========

     Loss per share - basic ................       $  (0.60)       $  (0.51)       $  (0.38)       $  (0.31)
                                                   ========        ========        ========        ========

     Weighted average shares outstanding ...         15,783           3,260           3,231           2,599

BALANCE SHEET DATA:
     Cash and investments ..................       $ 12,962        $  1,176        $  3,057        $  4,246
     Total assets ..........................         13,366           1,785           3,192           4,323
     Long-term liabilities .................           --              --               141             141
     Total liabilities .....................            246             188             212             206
     Accumulated deficit ...................        (13,482)         (3,993)         (2,342)         (1,125)
     Stockholders' equity ..................         13,120           1,597           2,980           4,118


GENERAL

         The Company is a biopharmaceutical company engaged in the diagnosis and treatment of cancer and autoimmune diseases. The Company pursues these objectives through a technology platform consisting of the Fc

Receptor Technology, the Thrombospondin Technology and the Purgative Product. The Company acquired these technologies in 1997. See Note 3 of the Notes to Financial Statements.

         Since commencing operations in 1993, the Company has not generated any sales revenue. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur additional losses for the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At June 30, 1998, the Company's accumulated deficit was approximately $13,482,000.

RESULTS OF OPERATIONS

         The Company incurred losses of $9,489,000, $1,650,000 and $1,217,000 for the years ended June 30, 1998, 1997 and 1996, respectively. The Company expects to incur additional losses in the foreseeable future. The basic and diluted per share loss was $0.60, $0.51, and $0.38 for the years ended June 30, 1998, 1997 and 1996, respectively. Losses are expected to increase in the forthcoming year as the Company undertakes to develop the Purgative Product, Thrombospondin Technology and Fc Receptor Technology.

         Research and development expenses increased approximately $100,000 from 1996 to 1997 due to development expenses on the Purgative Product licensed in February 1997. The increase in research and development expenses from 1997 to 1998 is the result of conducting a Phase III clinical trial for the Company's drug candidate, CBP-1011, and additional costs associated with INKP-100, the Purgative Product. Research and development expenses are expected to continue to increase in the future as the Company undertakes to develop the Purgative Product, Thrombospondin Technology and Fc Receptor Technology. Additional research and development expenses will include personnel to direct the clinical and manufacturing activities with respect to the Purgative Product and the CBP-1011 Product and additional personnel to direct the research and development activities on the Thrombospondin Technology and other technologies. Substantial resources will be expended on a Phase III trial currently underway with respect to the Fc Receptor Technology and a Phase III clinical trial anticipated to be initiated on the Purgative Product.

         Purchased research and development amounted to $3,952,000 for the year ended June 30, 1998 as a result of the Company's acquisition of the Fc Receptor Technology and the Thrombospondin Technology in November 1997, along with additional costs associated with the earlier purchase of the Purgative Product in fiscal year ended June 30, 1997. A majority of the purchase price ($2,742,000) was a non-cash charge to earnings related to the issuance of Common Stock and options for the technologies.

         General and administrative expenses amounted to $3,782,000, $1,011,000 and $812,000 for the years ended June 30, 1998, 1997 and 1996, respectively. The increase in general and administrative expenses in 1997 compared to 1996 was the result of increased salary, legal, and consulting expenses associated with the Company's intended purchase of additional technologies. The substantial increase of $2,771,000 in general and administrative expenses in 1998 compared to 1997 includes $1,926,000 of an earnings charge for options issued to the COO of the Company in connection with the restructuring of the Company and additional amortization for options issued to the CEO of the Company. General and administrative expenses will continue to increase with the addition of other administrative personnel, amortization of deferred compensation and an expanded scale of operations associated with the development of multiple technologies.

         The increase in interest income in the year ended June 30, 1998 as compared to the same period a year ago is principally due to the earnings on an increased investment balance reflecting the proceeds of the private placement in November 1997. The decrease in interest income in 1997 compared to 1996 is principally due to decreased investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had cash, cash equivalents and investments of $12,962,000. Cash and cash equivalents is comprised primarily of the proceeds from the Company's private placement in November

1997. In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term investments.

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

         The Company plans to invest significant resources in new equipment in the next 12 months in connection with the expansion of its research and development activities and the addition of new personnel. The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to the Purgative Product, Thrombospondin Technology and Fc Receptor Technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

IMPACT OF YEAR 2000

         Many existing computer programs and systems, including certain of those used by the Company for its own internal purposes and those used by its financial institutions, suppliers, vendors and others, use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer applications that utilize this two-digit format could fail or create erroneous results by or at the year 2000 ("Y2K").

         The Company has identified three main areas of Y2K risk:

         1. The Company's internal computer systems could be disrupted or fail, causing an interruption or decrease in productivity in the Company's operations;

         2. The computer systems of third parties with whom the Company regularly deals, including but not limited to its financial institutions, suppliers, vendors, utilities, and others ("Material Third Parties") could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue its operations;

         3. The Company's university-based research programs could be disrupted, delayed or harmed due to the reliance on computer based scientific instruments and scientific databases which the Company has no control over.

         The Company is currently evaluating the nature and extent of the Y2K issues related to its internal systems. An initial evaluation indicates that the process of making the Company's internal systems (which consists of a financial system for the accounting office and a network system for internal and external communications) Y2K compliant should be substantially completed with respect to these systems before June 30, 1999.

         If any of the Company's Material Third Parties are not Y2K compliant and their noncompliance causes a material disruption to any of their businesses, the business of the Company could be materially adversely impacted. These disruptions could include, among other things: a financial institution's inability to process checks drawn on the Company's bank accounts, accept deposits or process wire transfers; a supplier's, vendor's or financial institution's business failure; an interruption in deliveries of supplies from vendors; a loss of voice and data connections the Company uses to share information; a loss of electric power to the Company's facilities; and other interruptions to the normal conduct of business by the Company, the nature and extent of which the Company cannot foresee. The Company will continue to evaluate the nature and extent of this risk, but at this time is unable to determine the probability that any of such risks will be realized, or if they are, the nature or length thereof, or effect, if any, they may have on the Company.

         The Company is in the process of evaluating the extent to which Y2K impacts its university-based sponsored research programs. General discussions with university employees indicate that Y2K disruptions could include loss of scientific data, inability to obtain supplies for scientific experiments, the university's inability to process deposits to support research and all other risks disclosed above for the university's suppliers, and vendors. The universities are in the process of addressing their own Y2K issues and the Company has no control as to the outcome of these matters.

         The Company has not incurred any cost to date to remediate the Y2K impact. The Company anticipates spending nominal amounts for computer consulting to fix any potential issues in its internal systems.

         While the Company believes that it is addressing the Y2K issue, there can be no assurance that the Company's Y2K analyses will be completed on a timely basis, or that the costs and liabilities associated with the Y2K issue will not materially adversely impact the business, prospects, revenues or financial position of the Company. The Company is uncertain as to the worst case Y2K scenario and has not yet developed a contingency plan to handle this worst case scenario.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report material information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Post Retirement Benefits." This Statement revises footnote disclosures about pension and other post retirement benefits plans. It does not change the accounting measurement or recognition of those plans. The Company is evaluating the impact that Statement Nos. 130, 131 and 132 will have on its financial disclosures and will adopt the Statements for the year end June 30, 1999.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities. Statement No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently engage or plan to engage in derivative or hedging activities, there will be no impact to the Company's results of operations, financial position or cash flow upon the adoption of this standard.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required by this item is set forth beginning on pages F-1 through F-17 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information called for by this Item is set forth in the Company's Current Report on Form 8-K, dated February 2, 1998.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The information required by this item is incorporated herein by reference to the similarly named section in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION.

          The information required by this item is incorporated herein by reference to the similarly named section in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated herein by reference to the similarly named section in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated herein by reference to the similarly named section in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBITS

         The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.


Exhibit No.       Title of Description

3.1               Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.2               By-laws. (Exhibit 3.2)(2)

10.1 Agreement and Plan of Reorganization among Panax Pharmaceutical Company, Ltd., CorBec Pharmaceuticals, Inc. and certain Security Holders of CorBec Pharmaceuticals, Inc., dated October 31, 1997. (Exhibit 10.1)(1)

10.2 Registration Rights Agreement among Panax Pharmaceutical Company, Ltd. and the former security holders of CorBec Pharmaceuticals, Inc., dated November 6, 1997. (Exhibit 10.2)(1)

Exhibit No.       Title of Description

10.3 Stock Purchase Agreement by and between Panax Pharmaceutical Company, Ltd. and Leonard S. Jacob dated September 3, 1997. (Exhibit 10.3)(1)

10.4 Employment Agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, dated November 6, 1997. (Exhibit 10.4)(1)

10.5 Employment Agreement between InKine Pharmaceutical Company, Inc. and Taffy J. Williams, dated November 6, 1997. (Exhibit 10.5)(1)

10.6 Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6, 1997, issued to Leonard S. Jacob. (Exhibit 10.6)(1)

10.7 Common Stock Purchase Warrant, dated November 6, 1997 issued to Allegheny University of the Health Sciences. (Exhibit 10.7)(1)

10.8 Non-Milestone Common Stock Purchase Warrant, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.8)(1)

10.9 Common Stock Purchase Warrant, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.9)(1)

10.10             Stock Option Plan, as amended.  (Exhibit 99)(3)

10.11             1997 Consultant Stock Option Plan.  (Exhibit 99)(4)

10.12             Form of Stock Option Agreement. (Exhibit 10(b))(5))

10.13             Management Services Agreement with Amercom Funding Co., Ltd.
                  (Exhibit 10(f))(5)

10.14             Amendment to Management Service Agreement. (Exhibit
                  10(f-1))(6)

10.15             License Agreement with ALW Partnership.  (Exhibit 10(l))(7)

10.16             Form of Consulting Agreement with Craig Aronchick. (Exhibit
                  10(m))(7)

10.17             Form of Option granted to Partners of ALW Partnership.
                  (Exhibit 10(n))(7)

10.18             Warrant Agreement with D.H. Blair and Company. (Exhibit
                  10(5))(5)

23.1*             Consent of KPMG Peat Marwick LLP.

23.2*             Consent of Richard A. Eisner & Company, LLP.

27*               Financial Data Schedule.

---------------
*                 Filed herewith.

(1) Filed as an Exhibit to the Company's Current Report on Form 8-K, dated November 6, 1997 (as amended by Form 8-K/A filed on December 3, 1997) with the Securities and Exchange Commission.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (SEC File No. 33-83628), dated November 18, 1994, with the Securities and Exchange Commission.

(3)               Filed as an Exhibit to the Company's Form S-8 (SEC File No.
                  333-58063), dated June 29, 1998, with the Securities and Exchange Commission.

(4)               Filed as Exhibit to the Company's Form S-8 (SEC File No.
                  333-58065) dated June 29, 1998, with the Securities and Exchange Commission.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 with the Securities and Exchange Commission.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997 with the Securities and Exchange Commission.

(7) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 14, 1997 with the Securities and Exchange Commission.



REPORTS ON FORM 8-K

                  None.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INKINE PHARMACEUTICAL COMPANY, INC.

Date: September 25, 1998            By: /s/Leonard S. Jacob, M.D., Ph.D.
                                       ---------------------------------
                                          Leonard S. Jacob, M.D., Ph.D.
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                               Title                                   Date
          ---------                               -----                                   ----

/s/Leonard S. Jacob, M.D., Ph.D.                  Chairman and Chief                September 25, 1998
------------------------------------------        Executive Officer and
Leonard S. Jacob,  M.D., Ph.D.                    Director


/s/Taffy J. Williams, Ph.D.                       President and                     September 25, 1998
------------------------------------------        Chief Operating Officer
Taffy J. Williams, Ph.D.                          and Director


/s/Robert F. Apple                                Vice President Finance and        September 25, 1998
------------------------------------------        Administration (Principal
Robert F. Apple                                   Financial and Accounting
                                                  Officer)


/s/Garrett E.Bergman, M.D.                        Vice President Clinical           September 25, 1998
------------------------------------------        Research and
Garrett E. Bergman, M.D.                          Regulatory Affairs


/s/J. R. LeShufy                                  Director                          September 25, 1998
------------------------------------------
J. R. LeShufy

/s/Steven B. Ratoff                               Director                          September 25, 1998
-------------------------------------------
Steven B. Ratoff

/s/Thomas P. Stagnaro                             Director                          September 25, 1998
-------------------------------------------
Thomas P. Stagnaro

/s/Robert A. Vukovich, Ph.D.                      Director                          September 25, 1998
------------------------------------------
Robert A. Vukovich, Ph.D.

/s/Jerry Weisbach, Ph.D.                          Director                          September 25, 1998
-------------------------------------------
Jerry Weisbach, Ph.D.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                TABLE OF CONTENTS


                         PART II - FINANCIAL INFORMATION

                                                                          Page

Report of Independent Auditors KPMG Peat Marwick LLP..................     F-2


Report of Independent Auditors Richard A. Eisner & Company, LLP.......     F-3


Balance Sheets........................................................     F-4


Statements of Operations..............................................     F-5


Statements of Changes in Stockholders' Equity.........................     F-6


Statements of Cash Flows..............................................     F-7


Notes to Financial Statements.........................................     F-8

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
InKine Pharmaceutical Company, Inc.


We have audited the accompanying balance sheet of InKine Pharmaceutical Company, Inc. (a development stage company) as of June 30, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended, and for the period from July 1, 1993 (commencement of operations) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of InKine Pharmaceutical Company Inc., as of June 30, 1997 were audited by other auditors whose report dated July 24, 1997 expressed an unqualified opinion on those statements. Our opinion on the statements of operations, changes in stockholders' equity and cash flows, insofar as it relates to the amounts included for the period from July 1, 1993 (commencement of operations) to June 30, 1997 is based solely on the report of the other auditors which report has been furnished to us.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of InKine Pharmaceutical Company, Inc. (a development stage company) as of June 30, 1998, and the results of its operation and its cash flows for the year then ended and for the period from July 1, 1993 (commencement of operations) through June 30, 1998, in conformity with generally accepted accounting principles.


                                                    /s/ KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
September 23, 1998

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Inkine Pharmaceutical Company, Inc.
New York, New York

We have audited the accompanying balance sheet of Inkine Pharmaceutical Company, Inc. (formerly, Panax Pharmaceutical Company Ltd.) (a development stage company) as of June 30, 1997, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the two-year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Inkine Pharmaceutical Company, Inc. (formerly, Panax Pharmaceutical Company Ltd.) as of June 30, 1997 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 1997 in conformity with generally accepted accounting principles.

/s/  Richard A. Eisner & Company, LLP

New York, New York
July 24, 1997

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                     JUNE 30, 1998    JUNE 30, 1997
                                                                     -------------    -------------
         ASSETS
Current assets:
         Cash and cash equivalents ............................       $  1,115        $    101
         Short term investments ...............................         11,847           1,075
         Prepaid expenses and other current assets ............            214              25
                                                                      --------        --------
                                                                        13,176           1,201

Fixed assets, net .............................................            190              30
Restricted certificate of deposit .............................           --               150
Other assets ..................................................           --               404
                                                                      --------        --------
         Total assets .........................................       $ 13,366        $  1,785
                                                                      ========        ========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and other accrued expenses ..........       $    246        $    188
                                                                      --------        --------
Commitments, contingencies and other matters ..................
Stockholders' equity:
Preferred stock, $.0001 par value; authorized 5,000,000 shares;
         none issued and outstanding ..........................           --              --
Common stock, $.0001 par value; authorized 50,000,000 shares;
         issued 22,719,690 and 3,373,027 shares respectively ..              2            --
Additional paid-in capital ....................................         30,954           5,760
Deferred compensation .........................................         (4,320)           (133)
Unrealized gain on investments ................................              3            --
Deficit accumulated during the development stage ..............        (13,482)         (3,993)
Less common stock held in treasury (16,515 shares) ............            (37)            (37)
                                                                       --------        --------
         Total stockholders' equity ...........................         13,120           1,597
                                                                      --------        --------
         Total liabilities and stockholders' equity ...........       $ 13,366        $  1,785
                                                                      ========        ========

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                                       Period from
                                                                                      July 1, 1993
                                                                                     (Commencement
                                                    Year Ended June 30,              of Operations)
                                        ------------------------------------------  through June 30,
                                          1998             1997             1996        1998
                                          ----             ----             ----        ----
Costs and Expenses:
       Research and development .       $  2,270        $    743        $    644        $  4,178
       Purchased research and
       development ..............          3,952            --              --             3,952
       General and administrative          3,782           1,011             812           6,213
       Write-off of debt discount           --              --              --                75
                                        --------        --------        --------        --------
                                        $ 10,004        $  1,754        $  1,456        $ 14,418
Loss from operations ............        (10,004)         (1,754)         (1,456)        (14,418)

Interest income .................            515             104             239             943
Interest expense ................           --              --              --                (7)
                                        --------        --------        --------        --------
Net loss ........................       $ (9,489)       $ (1,650)       $ (1,217)       $(13,482)
                                        ========        ========        ========        ========
Net loss per share - basic ......       $   (.60)       $   (.51)       $   (.38)
Weighted average shares
       outstanding ..............         15,783           3,260           3,231

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                             Deficit
                                                                                            Accumulated
                                                   Common Stock    Additional               During the
                                                  --------------    Paid In     Deferred    Development
                                                  Shares  Amount    Capital   Compensation     Stage
                                                  ------  ------    -------   ------------     -----
Common stock subscription                          2,000    --     $    --      $    --     $    --
Issuance of stock rights in conjunction
   with notes payable                                                    75
Capital contribution--expenses paid
   on behalf of Company                                                  97
Net Loss                                                                                      (1,126)
Initial public offering, net of expense            1,236              4,986

Value of options granted                                                 80
Proceeds from options and stock rights                80                  5
                                                  ------   ---     --------     -------     --------
BALANCE--JUNE 30, 1995                             3,316    --        5,243          --       (1,126)
                                                  ======   ===     ========     =======     ========
Value of options and warrants granted                                   218        (218)
Amortization of deferred compensation                                                79
Common stock acquired

Net Loss                                                                                      (1,217)
                                                  ------   ---     --------     -------     --------
BALANCE--JUNE 30, 1996                             3,316    --        5,461        (139)      (2,343)
                                                  ======   ===     ========     =======     ========
Value of options and warrants granted                                   134        (134)
Amortization of deferred compensation                                               140
Proceeds from options                                 31                 25
Common stock issued to settle debt                    27                140
Common stock acquisition
Net Loss                                                                                      (1,650)
                                                  ------   ---     --------     -------     --------
BALANCE--JUNE 30, 1997                             3,374    --        5,760        (133)      (3,993)
                                                  ======   ===     ========     =======     ========
Common stock issued pursuant to
    private placement                             18,448     2       15,803

Fair of value of shares issued pursuant to           875              2,742
     purchased research and development

Value of option and warrants granted                                  6,628      (6,628)
Proceeds from options                                 23                 21
Amortization of deferred compensation                                             2,441
Unrealized gain on investments
Net Loss                                                                                      (9,489)
                                                  ------   ---     --------     -------     --------
BALANCE--JUNE 30, 1998                            22,720   $ 2     $ 30,954     $(4,320)    $(13,482)
                                                  ======   ===     ========     =======     ========


                                                                                  Total
                                               Treasury Stock    Unrealized   Stockholders'
                                               ---------------    Gain on        Equity
                                               Shares   Amount   Investments  (Deficiency)
                                               ------   ------   -----------  ------------
Common stock subscription                      --      $ --          $  --        $    --
Issuance of stock rights in conjunction
   with notes payable                                                                 75
Capital contribution--expenses paid
   on behalf of Company                                                               97
Net Loss                                                                          (1,126)
Initial public offering, net of expense                                            4,986

Value of options granted                                                              80
Proceeds from options and stock rights                                                 5
                                                ---     ----           ----      -------
BALANCE--JUNE 30, 1995                           --       --           --          4,117
                                                ===     ====           ====      =======
Value of options and warrants granted                                                 --
Amortization of deferred compensation                                                 79
Common stock acquired                          (180)                                  --

Net Loss                                                                          (1,217)
                                                ---     ----           ----      -------
BALANCE--JUNE 30, 1996                         (180)      --           --          2,979
                                                ===     ====           ====      =======
Value of options and warrants granted                                                 --
Amortization of deferred compensation                                                140
Proceeds from options                                                                 25
Common stock issued to settle debt              180       --                         140
Common stock acquisition                        (17)     (37)                        (37)
Net Loss                                                                          (1,650)
                                                ---     ----           ----      -------
BALANCE--JUNE 30, 1997                          (17)     (37)          --          1,597
                                                ===     ====           ====      =======
Common stock issued pursuant to
    private placement                                                             15,805

Fair of value of shares issued pursuant to                                         2,742
     purchased research and development

Value of option and warrants granted                                                  --
Proceeds from options                                                                 21
Amortization of deferred compensation                                              2,441
Unrealized gain on investments                                            3            3
Net Loss                                                                          (9,489)
                                                ---     ----           ----      -------
BALANCE--JUNE 30, 1998                          (17)    $(37)          $  3      $13,120
                                                ===     ====           ====      =======

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                       Period from
                                                                                                       July 1, 1993
                                                                       Year Ended June 30,           (Commencement of
                                                                  -------------------------------    Operations) Through
                                                                  1998          1997         1996      June 30, 1998
                                                                  ----          ----         ----      -------------
Cash flows from operating activities:
     Net loss ..........................................     $ (9,489)     $ (1,650)     $ (1,217)     $(13,482)
     Adjustments to reconcile net loss to
     Net cash used in operating activities:
     Depreciation and amortization .....................           54            33            36           154
     Write-off of debt discount ........................         --            --                            75
     Value of services paid by options and warrants ....         --            --            --              80
     Amortization of deferred compensation .............        2,441           139            79         2,659
     Purchased research and development ................        2,742          --            --           2,742
     Changes in operating assets and liabilities:
     Increase in prepaid expenses ......................          (89)          (49)          (51)         (214)
       and other assets
     Increase in accounts payable and
       accrued expenses ................................           58           115             7           272
     Expenses paid by affiliate ........................         --            --            --              97
     Increase in management fees payable ...............         --            --            --             113
                                                             --------      --------      --------      --------
       Net cash used in operating activities ...........       (4,283)       (1,412)       (1,146)       (7,504)
Cash flows from investing activities:
     Purchases of investments ..........................      (14,318)       (2,157)       (2,182)      (22,443)
     Proceeds from maturities and sales of investments .        3,699         3,591         3,310        10,604
     Deferred acquisiton costs .........................           84           (84)           --            --
     Capital expenditures ..............................         (214)           (4)          (42)         (346)
                                                             --------      --------      --------      --------
     Net cash provided by (used in) investing activities      (10,749)        1,346         1,086       (12,185)
Cash flows from financing activities:
     Issuance of common stock - net of expenses ........       15,826            25          --          20,841
     Deferred offering costs ...........................          220          (220)         --              --
     Cost of shares - acquired .........................         --             (37)         --             (37)
     Proceeds from notes payable - affiliates ..........         --            --            --              14
     Proceeds from notes payable - stockholders ........         --            --            --              96
     Proceeds from notes payable - other ...............         --            --            --             300
     Repayment of notes payable-stockholders and other .         --            --            --            (410)
                                                             --------      --------      --------      --------
         Net cash provided by financing activities .....       16,046          (232)         --          20,804

Net increase (decrease) in cash and cash equivalents ...        1,014          (298)          (60)        1,115

Cash and cash equivalents - beginning of period ........          101           399           459          --
                                                             --------      --------      --------      --------
Cash and cash equivalents - end of period ..............     $  1,115      $    101      $    399      $  1,115
                                                             ========      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.       THE COMPANY:

         InKine Pharmaceutical Company, Inc. (the "Company"), (previously Panax Pharmaceutical Company, Ltd.) was incorporated in July 1993. The Company is a biopharmaceutical company with two late-stage clinical compounds: a purgative product (INKP-100) for colonoscopies and other procedures and uses; and a steroid molecule (CBP-1011) for the treatment of Idiopathic Thrombocytopenic Purpura (ITP). The Company is focused on the diagnosis and treatment of cancer and autoimmune diseases, and has the additional strategy of acquiring late-state drug candidates with short time lines to commercialization.

         The Company is in the development stage, and its efforts have been principally devoted to research and development. The Company is subject to those risks associated with development stage companies. Substantial financing will be required by the Company to fund its research and development activities. There is no assurance that such financing will be available when needed or that the Company's research and development efforts will be successful.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents -- The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

         Investments -- Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. Long-term investments are those with maturities greater than twelve months from the balance sheet date. The Company generally holds investments to maturity, however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by Statement of Financial Accounting Standards ("SFAS"), No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of Stockholders' Equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method and are included in interest income.

         Concentration of Credit - The Company invests generally in securities of the U.S. Treasury, U.S. government agencies, and U.S. government security-based money market funds. The Company has not experienced any losses on its investments.

         Fixed Assets and Depreciation - Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

         Revenue Recognition -- Any revenues from research and development arrangements are recognized pursuant to the terms of the related agreements as work is performed, or as milestones are achieved.

         Research and Development -- Research and development and patent costs are expensed as incurred.

         Stock Based Compensation -- The Company accounts for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

         The Company accounts for stock-based compensation granted to non-employees based on the fair value of the consideration received or the fair value of instrument issued, whichever is more reliably measurable. The fair value is amortized over the period of the respective services provided.

         Income Taxes - The Company accounts for income taxes using the liability method as prescribed by Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

         Loss Per Share -- The Company calculates its loss per share under the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires a dual presentation of "basic" and "diluted" loss per share on the face of the income statement. Basic loss per share is computed by dividing loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. Only basic loss per share amounts have been presented on the face of the statements of operations as the inclusion of incremental shares would have been anti-dilutive.

         Reclassification -- Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

3.       ACQUISITIONS OF TECHNOLOGY:

         As previously reported in the Company's reports filed under the Exchange Act, as of November 6, 1997, the Company acquired all the outstanding capital stock of CorBec Pharmaceuticals, Inc. ("CorBec"), a privately owned, development-stage, bio-pharmaceutical company founded in 1993 to discover and develop drugs to treat autoimmune disease, serious infections and asthma/allergy, and Sangen Pharmaceutical Company ("Sangen"), a privately owned, development-stage, bio-pharmaceutical company formed in early 1997 and focused on the development of a potential cancer treatment technology. CorBec's technology, which consists of compounds designed to modulate the immune system, is licensed from the University of Pennsylvania and has been developed in the laboratory of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the University of Pennsylvania School of Medicine (the "Fc Receptor Technology"). The most advanced product within this family of compounds, CBP-1011, is in Phase III clinical trials for the treatment of idiopathic thrombocytopenic purpura ("ITP"). Sangen's technology consists of specific peptide molecules and a polyclonal antibody developed by Dr. George Tuszynski, Professor of Surgery, Medicine and Pathology at Allegheny University of the Health Sciences ("AUHS"), based on a specific thrombospondin receptor, which Dr. Tuszynski discovered (the "Thrombospondin Technology"). In addition, in early 1997, the Company acquired an exclusive, worldwide license to a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose and for use as a laxative (the "Purgative Product"), which is in clinical development for colonoscopies. The Company licensed this technology from a partnership of physicians ("ALW Partnership"), including Craig
A. Aronchick, M.D., an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and a Clinical Associate Professor of Medicine at the University of Pennsylvania School of Medicine. As of November 6, 1997, certain rights of ALW Partnership to cancel this license lapsed. The acquisitions of CorBec, Sangen and the Purgative Product license are referred to collectively herein as the "Acquisitions."

         On November 18, 1997, the Company completed the third and final closing of a private placement (pursuant to Section 4(a) of, and Rule 506 of Regulation D promulgated under, the Securities Act of 1933) of 17 million shares of common stock at a purchase price of $1 per share for gross proceeds of $17 million (the "Private Placement"). The initial closing of the Private Placement occurred as of November 6, 1997 (for 15,613,982 shares of Common Stock) (the "Initial Closing"), a second closing occurred on November 14, 1997 (for 1,346,018 shares of common stock) and a third closing occurred on November 17, 1997 (for 40,000 shares of common stock). The Acquisitions were consummated in connection with the Initial Closing. In addition, the Company changed its name from Panax Pharmaceutical Company Ltd. to InKine Pharmaceutical Company, Inc. in connection with the Initial Closing.

         Simultaneous with the Acquisitions, Dr. Leonard S. Jacob became Chairman of the Board and Chief Executive Officer of the Company under a long-term employment agreement and was issued a ten-year option entitling him to purchase the number of shares of Common Stock equal to 7-1/2% of the fully diluted capitalization of the Company. The exercise price of Dr. Jacob's option is (i) $0.61 per share for 1,200,000 shares and (ii) $1.00 per share for approximately 1,200,000 shares. Dr. Taffy J. Williams, formerly the Company's President and Chief Executive Officer, became President and Chief Operating Officer of the Company following the Acquisitions. In January 1997, Dr. Williams received an option to purchase 5% of the fully diluted capitalization of the Company. The exercise price of Dr. Williams' option is (i) $0.61 per share for 500,000 shares and (ii) $1.00 per share for approximately 1,000,000 shares. The exercise prices of Dr. Jacob's and Dr. Williams' options were below the market value of $1.00 of the Common Stock of the Company at the time of grant. Therefore, the Company has incurred, and will continue to incur, a significant non-cash charge to operations as a result of the option grants.

         The Sangen acquisition included the grant to Dr. Tuszynski and AUHS of 125,000 shares of Common Stock of the Company and options to purchase an aggregate of 375,000 shares at $1.00 per share, of which options for 250,000 shares will be exercisable upon achievement of specified milestones in the development of a new drug candidate. In addition, Dr. Tuszynski and AUHS will be entitled to cash royalties based on net sales and licensing fees derived from the technology. The Company has agreed to fund additional research in Dr. Tuszynski's laboratory in an amount ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive). Dr. Tuszynski is to be engaged as a consultant to the Company for a two-year period at a fee of $50,000 per year. The stock issued resulted in a charge to purchased research and development for the year ended June 30, 1998 of $305,000.

         The acquisition of CorBec resulted in the payment of $750,000 and the issuance of 750,000 shares of Common Stock of the Company with provisions for additional cash payments and stock issuances based upon the achievement of certain milestones for CorBec's most advanced drug candidate, CBP-1011, an orally-administered glucocorticoid analog, which is in a Phase III pivotal clinical trial in the United States. The shares issued resulted in a charge to purchased research and development for the year ended June 30, 1998 of $1,828,000. In addition, the Company has agreed to enter into three-year consulting agreements with Dr. Alan Schreiber, the inventor of the Fc Receptor Technology, and with the former chief executive officer of CorBec, providing for aggregate consulting fees over three years equal to $510,000, and for the grant of options with respect to an aggregate of 170,000 shares of Common Stock. The Company is also to fund up to $240,000 of sponsored research in Dr. Schreiber's laboratory over the course of three years.

         Simultaneous with the Initial Closing, the Company paid $150,000 (in addition to $100,000 paid in January 1997) to ALW Partnership in connection with the Purgative Product license. This $250,000 resulted in a charge to purchased research and development for the year ended June 30, 1998. The Company (i) will make certain payments to ALW Partnership aggregating up to $250,000 upon the completion of certain development milestones, (ii) has issued to ALW Partnership options to purchase an aggregate of 750,000 shares of Common Stock at a price of $0.61 per share, which are exercisable as to 250,000 shares and will become exercisable as to 500,000 shares if certain developmental milestones are met.

         The following unaudited pro forma information is presented for the Acquisitions, as if the Acquisitions had occurred on July 1, 1996. The pro forma information does not purport to be indicative of the results that would have been attained if the Acquisitions had actually been effective during the periods presented, excludes the non-recurring purchased research and development charge of $3,952,000 and is not necessarily indicative of operating results to be expected in the future.

UNAUDITED PRO FORMA INFORMATION AS IF THE ACQUISITIONS OCCURRED ON JULY 1, 1996
               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 For the year ended
                                                      June 30,
                                                  1998            1997
                                              --------        --------
Costs and expenses ....................       $  6,857        $  5,478

Net loss ..............................         (6,342)         (5,374)

Shares used in computing loss per share         16,248           4,135

Net loss per share - basic ............       $   (.39)       $  (1.30)


4.       INVESTMENTS:

         The Company invests in U.S. Treasury and U.S. Government agency securities. Excess cash is invested on a short-term basis in U.S. government based money market funds. Unrealized gains at June 30, 1998 total $3,000. The Company has not realized any losses on its investments.

5.       FIXED ASSETS:

         Fixed assets are stated at cost and are summarized as follows (in thousands):

                                                       June 30,   June 30,
                                                        1998       1997
                                                        ----       ----
Testing equipment ..................................    $ 39       $113
Office Equipment and Furniture .....................     174         16
                                                        ----       ----
Total ..............................................     213        129
Less accumulated depreciation ......................      23         99
                                                        ----       ----
                                                        $190       $ 30
                                                        ====       ====


         During fiscal year 1998 the Company wrote-off $130,000 of fully depreciated assets.

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                 June 30,        June 30,
                                                   1998            1997
                                                   ----            ----
Accounts payable..............................  $    56         $    21
Clinical trial costs..........................       18              --
Professional fees.............................       68             146
Other.........................................      104              21
                                                    ---              --
                                                $   246         $   188
                                                =======         =======

7.        RELATED PARTY TRANSACTIONS:

         During the years ended June 30, 1998 and June 30, 1997, the Company paid $100,000 per year to Amercom Funding Ltd., ("Amercom"), a company owned by certain of its previous officers, previous directors and stockholders, pursuant to a management agreement ("Management Agreement").

         In June 1997, the Company forgave a debt of $25,250 of Amercom in consideration of services conducted by Amercom in connection with a private placement of the Company's securities.

         In November 1996, the Company issued 41,176 shares of the Common Stock to a stockholder/officer in full satisfaction of accrued salary of approximately $28,000. Subsequent to the issuance, 16,515 of such shares were returned to the Company in connection with the payment of withholding tax relating to the issuance. These returned shares are being held by the Company as treasury shares.

         In January 1997, the Company agreed to extend for two years the term of the Management Agreement with Amercom, which would have expired on February 1, 1998, upon the occurrence of a financing of at least $8,000,000. Amercom received compensation of $100,000 for services during the first year of the extension and an option for 175,000 shares of Common Stock at an exercise price of $.61 per share as compensation for the second year of the extension. The Company also agreed to issue under the 1993 Stock Option Plan, additional options to purchase up to 225,000 shares of Common Stock at an exercise price of $0.61 per share, the exercise of which was to be subject to the success of Amercom in securing the release of the Company from its obligations under its office lease in New York City.

         In October 1997, the Company renegotiated the Management Agreement where the maximum amount of options available to Amercom changed from 225,000 options to no greater than 75,000 options. The Agreement called for the 75,000 options to be contingent on the Company successfully terminating its sub-lease of its New York facility by a stated date. As of June 30, 1998 the Company is no longer obligated under the New York lease, but the termination of such lease was not performed in the contracted time frame, therefore, no additional options are due to Amercom at June 30, 1998.

         The Company does not anticipate entering into any type of agreement with Amercom in the future.

8.       STOCKHOLDERS EQUITY:

         Common Stock

         In January 1995, the Company effected an initial public offering of its securities. A total of 1,235,710 units, each comprised of one share of common stock and one redeemable common stock purchase warrant, were sold yielding net proceeds of approximately $4,986,000 after underwriting commissions and expenses.

         In June 1997, the stockholders of the Company approved an increase in the authorized share capital to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock.

         In November 1997, the Company completed a private placement of 17,000,000 shares of common stock, together with underwriter warrants as described below, with proceeds to the Company (after offering expenses) of approximately $15,805,000.

         Also, in November 1997, in connection with the purchase of certain technologies 875,000 shares of common stock were issued.

         Warrants

         In connection with the January 1995 initial public offering, the Company issued warrants to the underwriter to purchase an aggregate of 183,632 shares of common stock, exercisable at $4.00 per share (after antidilution adjustment). These warrants expire in January 2000.

         In October 1995, the Company issued a warrant to purchase an aggregate of 546,399 shares of common stock, exercisable at $0.59 per share (after antidilution adjustment) for financial and business services to be provided by an investment banking firm. These warrants expire in October 2000.

         In connection with the November 1997 private placement, the Company issued warrants to the placement agents to purchase an aggregate of 2,044,843 shares of common stock, exercisable as $1.00 (subject to antidilution adjustment). These warrants expire in November 2002.

         Treasury Stock

         In December 1995, the Center of Efferent Therapy returned to the Company 30,000 shares of the Company's common stock upon termination of an agreement pursuant to which the shares were issued in 1993 in connection with its agreement to perform certain testing services on behalf of the Company. In February 1996, the Vice President of Ethnobotany resigned and returned 150,000 shares of common stock to the Company which he received in 1993 in connection with an employment agreement. Such returns of shares have been accounted for at their value when originally issued (par value). In November 1996, the Company issued 165,441 shares to Amercom for certain consulting services and 41,176 shares to a stockholder/officer in settlement of certain obligations of which 180,000 of such shares came from treasury. In May 1997, a stockholder/officer transferred to the Company 16,515 shares previously issued to her in payment of accrued salary; such transfer was made in satisfaction of her obligations to the Company arising from the payment of withholding tax relating to the issuance. The repurchased shares are being held by the Company as treasury shares.

         Stock Option Plans

         In October 1997, the stockholders of the Company approved the amended Stock Option Plan (the "1993 Plan") which as amended provides for the granting of up to 4,200,000 shares of common stock, pursuant to which directors, employees, non-employees, consultants and advisors are eligible to receive stock options. Options granted under the 1993 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.

         In October 1997, the stockholders approved the 1997 Consultant Stock Option Plan (the "1997 Plan") which provides for the granting of up to 2,500,000 shares of Common Stock, pursuant to which consultants and advisors to the Company are eligible to receive stock options. Options granted under the 1997 Plan are exercisable for a period not to extend beyond February 14, 2007 and at an exercise price determined by the Board or Plan Administrator.

         In addition to the shares of common stock issuable upon exercise of options granted under the Company's stock option plans, 2,586,773 shares of common stock are issuable upon exercise of outstanding options granted to an officer and a consultant pursuant to other written agreements. The exercise price for these options was set by the Board of Directors, or a committee designated by the Board, based upon an evaluation of the fair market value of the Company's common stock on the date of grant. The options vest over various periods, not exceeding three years, and expire no later than ten years from the date of grant.

A summary of the status of the Company's stock options as of June 30, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below (in thousands, except per share data):


                                              1998                           1997                        1996
                                              ----                           ----                        ----
                                  ------------------------------------------------------------------------------------

                                    SHARES    WEIGHTED-AVERAGE    SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE
OPTIONS                             (000)      EXERCISE PRICE     (000)     EXERCISE PRICE    (000)     EXERCISE PRICE
-------                             -----      --------------     -----     --------------    -----     --------------
Outstanding at beginning of year      2,145      $    0.70         418      $    1.10           157        $    1.17

Granted ........................      5,079           0.89       1,799      $    0.61           261        $    1.05


Exercised ......................        (23)          0.99         (31)     $    0.50          --          $    --

Forfeited ......................       (274)          0.73         (41)     $    0.98          --          $    --
                                      -----                        ---                          ---

Outstanding at end of year .....      6,927           0.84       2,145      $    0.70           418        $    1.10

Exercisable at end of year .....      4,357(1)        0.80         398      $    1.03           183        $    1.18


(1) Of these shares 1,656,845 options are subject to the Company's right to repurchase at a nominal price.

The following table summarizes information about stock options outstanding at June 30, 1998 (in thousands, except per share data):


                                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                   -------------------------------------------------   ------------------------------
                                     SHARES      WEIGHTED-AVERAGE                        SHARES
           RANGE OF                OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
        EXERCISE PRICES            AT 6/30/98    CONTRACTUAL LIFE    EXERCISE PRICE    AT 6/30/98     EXERCISE PRICE
        ---------------            -----------   ----------------   ----------------   -----------   ----------------
$0.50-$0.88...............            3,421         8.5 years            $0.63            2,514          $0.63

$1.00-$1.25...............            3,414         9.0 years            $1.01            1,790          $1.03

$1.44.....................               92         9.6 years            $1.44               53          $1.44
                                  ---------                                            --------
$0.50-$1.44...............            6,927         8.8 years            $0.84            4,357          $0.80


         The Company applies APB Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants to employees. Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                 1998         1997          1996
                                                 ----         ----          ----

     Net Loss                  As reported     $(9,489)     $(1,650)      $(1,217)
                               Pro forma       $(9,540)     $(1,681)      $(1,222)
     Net Loss Per Share-basic  As reported     $(0.60)       $(0.51)       $(0.38)
                               Pro forma       $(0.60)       $(0.52)       $(0.38)


         The resulting effect on pro forma net loss and net loss per share disclosed above is not likely to be representative of the effects on net loss and net loss per share on a pro forma basis in future years, because 1998, 1997 and 1996 pro forma results include the impact of only one, two and three years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                 1998          1997             1996
                                                                 ----          ----             ----
     Range of risk free interest rates..................          5.6%      5.84%-6.21%     6.1%- 6.72%
     Dividend yield.....................................            0%           0%                  0%
     Volatility factor..................................           82%          85%                 85%
     Expected life of options (in years)................             6          3-6                   6

         The Weighted Average Fair Value of options granted was $.77 in 1998, $.38 in 1997 and $.71 in 1996.

9.       INCOME TAXES:

         The Company has approximately $5,320,000 of net operating loss ("NOL") carryforwards available to offset future federal and state income subject to limitations for alternative minimum tax. The NOL carryforwards are subject to examination by the tax authorities and expire in various years from 2009 through 2013. The NOL carryforward differs from the accumulated deficit due principally to differences in the recognition of certain research and development expenses for financial and federal income tax reporting.

         The Company is also entitled to Research and Experimentation credits to offset future federal income tax liabilities, however it has not quantified these credits.

         The Tax Reform Act of 1986 contains provisions that may limit the NOL and research and development credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The Company is subject to an annual limitation on the use of its NOL carryforwards pursuant to these provisions. The Company does not believe that such limitation will have a material adverse impact on the utilization of its carryforwards.

         The Company's NOL carryforwards and temporary differences represent a previously unrecognized tax benefit. Recognition of these benefits requires future income. Because the attainment of future income is uncertain, the Company has established a valuation allowance, which increased by approximately $3,988,000 during 1998, for the entire amount of the tax benefit.

Significant components of the Company's deferred tax assets as of June 30, 1998 and 1997 are as follows (in thousands):

                                                            1998           1997
                                                            ----           ----
Net operating loss carryforwards                           $2,280         $   652
Research and development costs                              1,560               -
Compensation                                                  800               -
Other                                                         970             970
                                                           ------          ------
Net deferred tax assets                                     5,610           1,622
Valuation allowance for deferred tax assets              $(5,610)       $ (1,622)
                                                          -------         -------
Total deferred tax assets                                $      -       $      -
                                                         ========       =========


10.      401(K) PLAN:

         The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. During fiscal year 1998 the Company provided a contribution equal to 50% of the first 4% contributed by the employee. An expense of approximately $8,000 was recognized in fiscal year 1998.

11.      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

LICENSE AGREEMENTS

         The Company's rights to the Purgative Product, its rights to certain compounds comprising the Fc Receptor Technology and its rights to the Thrombospondin Technology are held pursuant to license agreements. In addition, the Company anticipates entering into licenses for other product candidates and technologies that may be limited in scope and duration, and may authorize the development and marketing of specified licensed products or technologies for a limited period of time. The license agreements may be terminated prior to their expiration date under certain circumstances, including the Company's failure to comply with product development commitments specified therein.

         The success of licensing arrangements depends on many factors, including the reasonableness of license fees in relation to revenue generated by sales of the licensed products and the viability and potential developmental success of the licensed products. Certain of the Company's licensing arrangements require, and future licensing arrangements may require, specified levels of research and development expenditures by the Company. The inability of the Company to finance any or all of such expenditures could result in the termination of affected licenses, and the termination, cancellation or inability to renew any of its existing licensing arrangements, coupled with the inability to develop and enter into new licensing arrangements, could have a material adverse effect on the Company's financial condition and results of operation.

         Terms of the acquisition of CorBec (the "Fc Receptor Technology") required the Company to pay the CorBec stockholders an aggregate of $750,000 and issue to them an aggregate of 750,000 shares of Common Stock. Additional cash payments in the aggregate amount of $16,580,000 and additional issuances of an aggregate of 720,000 shares of Common Stock are to be made upon the achievement of the following milestones and targets: (i) $500,000 and 180,000 shares upon the Company's receipt of a letter of approval from the FDA allowing for the commercial sale of CBP-1011; (ii) 80,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $20,000,000; (iii) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from CBP-1011 equals or exceeds $30,000,000; (iv) 180,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $40,000,000; (v) $500,000 and 30,000 shares upon the Company's filing of an IND with the FDA with respect to a second generation compound (a

"Second Drug"); (vi) $80,000 upon the successful completion of Phase II clinical trials with respect to a Second Drug; (vii) 120,000 shares upon the Company's filing of an NDA with respect to a Second Drug; (viii) $500,000 and 130,000 shares upon receipt of a letter of approval from the FDA allowing for the commercial sale of a Second Drug; and (ix) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from the Second Drug equals or exceeds $75,000,000. In addition, the Company has entered into three-year consulting agreements with Dr. Alan Schreiber, who is the inventor, and an officer of CorBec, providing for aggregate annual consulting fees of $150,000 during the first year, $170,000 during the second year and $185,000 during the third year. An option to purchase an additional 200,000 shares at the market price on the date of grant for the five year period following FDA approval, if any, of an IND and the commencement of clinical trials with respect to a third generation compound is to be granted to Dr. Schreiber. The agreement also requires the Company to fund up to $240,000 of sponsored research over the course of three years and at least $1,000,000 to fund clinical trials of CBP-1011.

         The ALW License, which covers the Purgative Product, may be terminated by the licensor if (a) the Company fails to commit at least $1,000,000 of funding to the development of the Purgative Product for the first two years following November 1997, (b) the Company fails to pay, commencing in February 2003, minimum royalties of $100,000 per year whether or not any sales have occurred, or (c) there is no commercial sale of the Purgative Product or any product under the ALW License by February 2005. In addition, the Company's rights under the ALW License will no longer be exclusive, and the minimum royalty payment will no longer be due (although decreased actual royalty payments will be due) if there is no valid or enforceable patent on the Purgative Product or any other product under the ALW License.

         The Company has licensed rights from Allegheny University of the Health Sciences (AUHS) and Dr. Tuszynski pursuant to an exclusive, worldwide license to make, have made, use, sell, import, offer for sale and sublicense the Thrombospondin Technology and to utilize and exploit the related patents and proprietary information. The license agreement is to terminate, unless earlier for breach or for failure of the Company to achieve certain FDA product approval milestones within seven years, upon the expiration or abandonment of the last patent related to the Thrombospondin Technology. The license required the Company to issue to AUHS 125,000 shares of Common Stock and options to purchase 125,000 shares, issue to Dr. Tuszynski ten-year warrants to purchase 250,000 shares of Common Stock, to pay AUHS royalties of 2% of net sales of licensed products, to provide AUHS funding ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive) for sponsored research and has obligated the Company to engage Dr. Tuszynski as a consultant for two years at $50,000 per year.

         The termination of any license or the loss of exclusivity thereunder could have a material adverse effect on the Company's business, financial condition and results of operations.

         RENT

         The Company has entered into a three-year operating lease for its corporate office facility. The lease provides for minimum annual rent payments through 2001 as follows (in thousands):

         Year Ending June 30,
         1999                                             $100
         2000                                              102
         2001                                               62

         The lease provides for escalations relating to increases in real estate taxes and certain operating expenses.

         Rent expense was approximately $177,000, $70,000, and $66,000 for the years ended June 30, 1998, 1997, and 1996, respectively.

                                  EXHIBIT INDEX

Exhibit No.    Title of Description

3.1            Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.2            By-laws. (Exhibit 3.2)(2)

10.1 Agreement and Plan of Reorganization among Panax Pharmaceutical Company, Ltd., CorBec Pharmaceuticals, Inc. and certain Security Holders of CorBec Pharmaceuticals, Inc., dated October 31, 1997. (Exhibit 10.1)(1)

10.2 Registration Rights Agreement among Panax Pharmaceutical Company, Ltd. and the former security holders of CorBec Pharmaceuticals, Inc., dated November 6, 1997. (Exhibit 10.2)(1)

10.3 Stock Purchase Agreement by and between Panax Pharmaceutical Company, Ltd. and Leonard S. Jacob dated September 3, 1997. (Exhibit 10.3)(1)

10.4           Employment Agreement between InKine Pharmaceutical Company, Inc.
               and Leonard S. Jacob, dated November 6, 1997. (Exhibit 10.4)(1)

10.5           Employment Agreement between InKine Pharmaceutical Company, Inc.
               and Taffy J. Williams, dated November 6, 1997. (Exhibit 10.5)(1)

10.6 Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6, 1997, issued to Leonard S. Jacob. (Exhibit 10.6)(1)

10.7 Common Stock Purchase Warrant, dated November 6, 1997 issued to Allegheny University of the Health Sciences. (Exhibit 10.7)(1)

10.8 Non-Milestone Common Stock Purchase Warrant, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.8)(1)

10.9 Common Stock Purchase Warrant, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.9)(1)

10.10          Stock Option Plan, as amended. (Exhibit 99)(3)

10.11          1997 Consultant Stock Option Plan. (Exhibit 99)(4)

10.12          Form of Stock Option Agreement. (Exhibit 10(b))(5)

10.13          Management Services Agreement with Amercom Funding Co., Ltd.
               (Exhibit 10(f))(5)

10.14          Amendment to Management Service Agreement. (Exhibit 10(f-1))(6)

10.15          License Agreement with ALW Partnership. (Exhibit 10(l))(7)

10.16          Form of Consulting Agreement with Craig Aronchick. (Exhibit
               10(m))(7)

10.17          Form of Option granted to Partners of ALW Partnership. (Exhibit
               10(n))(7)

10.18          Warrant Agreement with D.H. Blair and Company. (Exhibit 10(5))(5)

Exhibit No.    Title of Description

23.1*          Consent of KPMG Peat Marwick LLP.

23.2*          Consent of Richard A. Eisner & Company, LLP.

27*            Financial Data Schedule.

------------------------------

*              Filed herewith.

(1) Filed as an Exhibit to the Company's Current Report on Form 8-K, dated November 6, 1997 (as amended by Form 8-K/A filed on December 3, 1997) with the Securities and Exchange Commission.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (SEC File No. 33-83628), dated November 18, 1994, with the Securities and Exchange Commission.

(3)            Filed as an Exhibit to the Company's Form S-8 (SEC File No.
               333-58063), dated June 29, 1998, with the Securities and Exchange Commission.

(4)            Filed as Exhibit to the Company's Form S-8 (SEC File No.
               333-58065) dated June 29, 1998, with the Securities and Exchange Commission.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 with the Securities and Exchange Commission.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997 with the Securities and Exchange Commission.

(7) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 14, 1997 with the Securities and Exchange Commission.