Form 10QSB
period 1998-09-30
INKINE PHARMACEUTICAL CO INC
filed 1998-11-16
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

                                  610-260-9350
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    At November 12, 1998, the registrant had outstanding 22,703,175 shares of common stock, par value $.0001 per share.

             Transitional Small Business disclosure format: Yes   No X

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEETS - as of September 30, 1998 (unaudited)
                  and June 30, 1998....................................................................   3

                  STATEMENTS OF OPERATIONS (unaudited) -- For the Three
                  Month Periods Ended September 30, 1998 and 1997, and the
                  Period from July 1, 1993 (Commencement of Operations) through
                  September 30, 1998...................................................................   4

                  STATEMENTS OF CASH FLOWS (unaudited) -- For the Three Month
                  Periods Ended September 30, 1998 and 1997, and the Period from
                  July 1, 1993 (Commencement of Operations) through
                  September 30, 1998...................................................................   5

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS..............................................   6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION...................................................   8

PART II - OTHER INFORMATION............................................................................  11

SIGNATURES.............................................................................................  12

EXHIBIT INDEX..........................................................................................  13

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                             SEPTEMBER 30, 1998        JUNE 30, 1998
                                                                             ------------------        -------------
                                                                                (UNAUDITED)
         ASSETS
Current assets:
     Cash and cash equivalents ...................................                $  2,962                 $  1,115
     Short term investments ......................................                   8,713                   11,847
     Prepaid expenses and other current assets ...................                     185                      214
                                                                                  --------                 --------
         Total current assets ....................................                  11,860                   13,176

Fixed assets, net ................................................                     178                      190
                                                                                  --------                 --------

         Total assets ............................................                $ 12,038                 $ 13,366
                                                                                  ========                 ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued expenses .................                $    444                 $    246
                                                                                  --------                 --------

Stockholders' equity:
Common stock, $.0001 par value; authorized 50,000,000
     shares; issued 22,719,690 and 22,719,690 shares respectively                        2                        2
Less common stock held in treasury (16,515 shares) ...............                     (37)                     (37)
Additional paid-in capital .......................................                  30,998                   30,954
Deferred compensation ............................................                  (3,939)                  (4,320)
Unrealized gain on investments ...................................                       3                        3
Deficit accumulated during the development stage .................                 (15,433)                 (13,482)
                                                                                  --------                 --------


         Total stockholders' equity ..............................                  11,594                   13,120
                                                                                  --------                 --------

         Total liabilities and stockholders' equity ..............                $ 12,038                 $ 13,366
                                                                                  ========                 ========



See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)

                                                                             PERIOD FROM
                                                                             JULY 1, 1993
                                                                           (COMMENCEMENT OF
                                                                              OPERATIONS)
                                                THREE MONTHS ENDED             THROUGH
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                               1998             1997             1998
                                             --------         --------     ----------------
Costs and Expenses:
     Research and development ............   $  1,267         $     67         $  5,445
     Purchased research &
      development ........................       --               --              3,952
     General and administrative ..........        854              285            7,067
     Write-off debt discount .............       --               --                 75
                                             --------         --------         --------
                                                2,121              352           16,539
                                             --------         --------         --------
Loss from operations .....................     (2,121)            (352)         (16,539)

Interest income ..........................        170                8            1,113
Interest expense .........................       --               --                 (7)
                                             --------         --------         --------

Basic and diluted net loss ...............   $ (1,951)        $   (344)        $(15,433)
                                             ========         ========         ========

Basic and diluted net loss per share .....   $   (.09)        $   (.10)

Weighted average shares outstanding ......     22,703            3,357


See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                                                   PERIOD FROM
                                                                                                   JULY 1, 1993
                                                                     THREE MONTHS ENDED          (COMMENCEMENT OF
                                                                        SEPTEMBER 30,           OPERATIONS) THROUGH
                                                                    1998             1997       SEPTEMBER 30, 1998
                                                                  --------         --------     -------------------
Cash flows from operating activities:
   Net loss ..............................................        $ (1,951)        $   (344)        $(15,433)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation ......................................              12                6              166
       Write-off of debt discount ........................            --               --                 75
       Value of services paid by options and warrants ....            --               --                 80
       Amortization of deferred compensation .............             426               29            3,085
       Purchased research and development ................            --               --              2,742
       (Increase) decrease in prepaid expenses
        and other assets .................................              29                2             (185)
       Increase (decrease) in accounts payable
        and accrued expenses .............................             198              (29)             470
       Expenses paid by affiliate ........................            --               --                 97
       Increase in management fees payable ...............            --               --                113
                                                                  --------         --------         --------
     Net cash used in operating activities ...............          (1,286)            (336)          (8,790)

Cash flows from investing activities:
   Purchases of investments ..............................          (2,095)            --            (24,538)
   Proceeds from maturities and sales of investments .....           5,229              790           15,833
   Capital expenditures ..................................              (1)              (4)            (347)
   Deferred acquisition cost
                                                                      --                (77)            --
                                                                  --------         --------         --------
      Net cash provided by (used in) investing activities            3,133              709           (9,052)

Cash flows from financing activities:
   Issuance of common stock - net of expenses ............            --               --             20,841
   Cost of shares - acquired .............................            --               --                (37)
   Proceeds from notes payable - affiliates ..............            --               --                 14
   Proceeds from notes payable - stockholders ............            --               --                 96
   Proceeds from notes payable - other ...................            --               --                300
   Deferred offering cost ................................            --                (83)            --
   Repayment of notes payable - stockholders and other ...            --               --               (410)
                                                                  --------         --------         --------


     Net cash provided by (used in) financing activities .            --                (83)          20,804
                                                                  --------         --------         --------

Net increase in cash and cash equivalents ................           1,847              290            2,962


Cash and cash equivalents - beginning of period ..........           1,115              101             --
                                                                  --------         --------         --------

Cash and cash equivalents - end of period ................        $  2,962         $    391         $  2,962
                                                                  ========         ========         ========


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

         The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year, although the Company expects to incur a significant loss for the year ending June 30, 1999. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1998, which are contained in the Company's most recent Annual Report on Form 10-KSB.

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

3.       PRO FORMA FINANCIAL INFORMATION

         As previously reported in the Company's reports filed under the Exchange Act, as of November 6, 1997, the Company acquired all the outstanding capital stock of CorBec Pharmaceuticals, Inc. ("CorBec"), a privately owned, development-stage, bio-pharmaceutical company founded in 1993 to discover and develop drugs to treat autoimmune disease, serious infections and asthma/allergy, and Sangen Pharmaceutical Company ("Sangen"), a privately owned, development-stage, bio-pharmaceutical company formed in early 1997 and focused on the development of a potential cancer treatment technology. CorBec's technology, which consists of compounds designed to modulate the immune system, is licensed from the University of Pennsylvania and has been developed in the laboratory of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the University of Pennsylvania School of Medicine (the "Fc Receptor Technology"). The most advanced product within this family of compounds, CBP-1011, is in Phase III clinical trials for the treatment of idiopathic thrombocytopenic purpura ("ITP"). Sangen's technology consists of specific peptide molecules and a polyclonal antibody developed by Dr. George Tuszynski, Professor of Surgery, Medicine and Pathology at Allegheny University of the Health Sciences ("AUHS"), based on a specific thrombospondin receptor, which Dr. Tuszyuski discovered (the "Thrombospondin Technology"). In addition, in early 1997, the Company acquired an exclusive, worldwide license to a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose and for use as a laxative (the "Purgative Product"), which is currently in Phase III clinical trials for colonoscopies. The Company licensed this technology from a partnership of physicians ("ALW Partnership"), including Craig Aronchik, M.D., an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and a Clinical Associate Professor of Medicine at the University of Pennsylvania School of Medicine. The acquisitions of CorBec, Sangen and the Purgative Product license are referred to collectively herein as the "Acquisitions."

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

         The acquisition of CorBec resulted in the payment of $750,000 and the issuance of 750,000 shares of Common Stock of the Company with provisions for additional cash payments and stock issuances based upon the achievement of certain milestones for CBP-1011. In addition, the Company has agreed to enter into three-year consulting agreements with Dr. Alan Schreiber, the inventor of the Fc Receptor Technology, and with the former chief executive officer of CorBec, providing for aggregate consulting fees over three years equal to $510,000, and for the grant of options with respect to an aggregate of 170,000 shares of Common Stock. The Company is also to fund up to $240,000 of sponsored research in Dr. Schreiber's laboratory over the course of three years.

         The following unaudited pro forma information is presented for the Acquisitions, as if the Acquisitions had occurred on July 1, 1996. The pro forma information does not purport to be indicative of the results that would have been attained if the Acquisitions had actually been effective during the periods presented, excludes the non-recurring purchased research and development charge of $3,952,000, and is not necessarily indicative of operating results to be expected in the future.

      PRO FORMA INFORMATION AS IF THE ACQUISITIONS OCCURRED ON JULY 1, 1996

                                                                  For the three months ended
                                                                        September 30,

                                                                             1997
                                                                             ----
Costs and expenses...................................                   $   974,000
Net loss.............................................                      (966,000)
Shares used in computing loss per share..............                     4,232,000
Net loss per share...................................                   $     (0.23)


4.       ACCOUNTING PRINCIPLES

         Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classifiy items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified as required. The Company's total comprehensive earnings equaled its net income for the quarter ending September 30, 1998.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed in this report as well as those discussed under Item 1 "Other Factors to be Considered" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 as filed with the Securities and Exchange Commission.

GENERAL

         The Company is a biopharmaceutical company engaged in the diagnosis and treatment of cancer and autoimmune diseases. The Company pursues these objectives through a technology platform consisting of the Fc Receptor Technology, the Thrombospondin Technology and the Purgative Product. The Company acquired these technologies in 1997. See Note 3 of the Notes to Unaudited Financial Statements.

         Since commencing operations in 1993, the Company has not generated any sales revenue. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur additional losses for the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At September 30, 1998, the Company's accumulated deficit was approximately $15,433,000.

RESULTS OF OPERATIONS

         The Company incurred losses of $1,951,000 and $344,000 for the three month periods ended September 30, 1998 and 1997, respectively. The Company expects to incur additional losses in the foreseeable future. The diluted per share loss was $0.09 and $0.10 for the three month periods ended September 30, 1998 and 1997, respectively. Losses are expected to continue in the remainder of the fiscal year as the Company develops the Purgative Product, Thrombospondin Technology and Fc Receptor Technology.

         Research and development expenses amounted to $1,267,000 and $67,000 for the three month periods ended September 30, 1998 and 1997, respectively. The increase in research and development expenses is the result of conducting a Phase III clinical trial for the Company's drug candidate, CBP-1011, and a Phase IIb clinical trial of INKP-100, the Purgative Product. Research and development expenses are expected to continue to increase in future quarters as the Company undertakes a Phase III clinical trial of the Purgative Product.

         General and administrative expenses amounted to $854,000 and $285,000 for the three month periods ended September 30, 1998 and 1997, respectively. The substantial increase of $569,000 includes $404,000 of amortization for options issued to certain executives of the Company in connection with the restructuring of the Company in 1997. General and administrative expenses will continue to increase with the addition of other administrative personnel and an expanded scale of operations associated with the development of multiple technologies.

         Interest income amounted to $170,000 and $8,000 for the three months ended September 30, 1998 and 1997, respectively. The increase in interest income reflects the proceeds of the Company's Private Placement in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had cash, cash equivalents and investments of $11,675,000. Cash and cash equivalents is comprised primarily of the proceeds from the Company's Private Placement in November 1997.

         The Company believes that with its current cash position, its financial resources are adequate for its operations for at least the next 21 months. The Company's future capital requirements will depend on numerous factors which cannot be quantified and many of which the Company cannot control, including continued progress in its research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scaleup, effective marketing activities and arrangements, and licensing or acquisition activity. The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to the Company, if at all. If adequate additional funds are not available when required, the Company may have to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its operations and its business will be materially and adversely affected.

         The Company plans to invest significant resources in its research and development activities and continue to add new personnel due to increased business activities. The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to the Purgative Product, Thrombospondin Technology and Fc Receptor Technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivative's) and for hedging activities. Statement No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently engage or plan to engage in derivative or hedging activities, there will be no impact to the Company's results of operations, financial position or cash flow upon the adoption of this standard.

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

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                             INKINE PHARMACEUTICAL
                                             COMPANY, INC.



Date: November 13, 1998                      /s/ ROBERT F. APPLE
                                             -----------------------------------
                                             Robert F. Apple
                                             Chief Financial Officer

                                    EXHIBITS


27       Financial Data Schedule