Form 10QSB
period 1998-12-31
INKINE PHARMACEUTICAL CO INC
filed 1999-02-16
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


                           COMMISSION FILE NO. 0-24972



                       INKINE PHARMACEUTICAL COMPANY, INC.
        (Exact name of small business issuer as specified in its charter)


         NEW YORK                                    13-3754005
(State or other jurisdiction of           (I.R.S. Employer Identification  No.)
incorporation or organization)


                                SENTRY PARK EAST
                                1720 WALTON ROAD
                               BLUE BELL, PA 19422
                    (Address of principal executive offices)

                                  610-260-9350
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                    At February 12, 1999, the registrant had outstanding 22,766,000 shares of common stock, par value $.0001 per share.

             Transitional Small Business disclosure format: Yes  No X

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                TABLE OF CONTENTS

                                                                                PAGE
PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEETS - as of December 31, 1998 (unaudited)
              and June 30, .....................................................  3

              STATEMENTS OF OPERATIONS (unaudited) -- For the Three
              and Six Month Periods Ended December 31, 1998 and 1997,
              and the Period from July 1, 1993 (Commencement of Operations)
              through December 31, 1998.........................................  4

              STATEMENTS OF CASH FLOWS (unaudited) -- For the Six Month
              Periods Ended December 31, 1998 and 1997, and the Period
              from July 1, 1993 (Commencement of Operations) through
              December 31, 1998.................................................  5

              NOTES TO UNAUDITED FINANCIAL STATEMENTS...........................  6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION................................  8

PART II - OTHER INFORMATION.....................................................  11

SIGNATURES......................................................................  12

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                      DECEMBER 31, 1998     JUNE 30, 1998
                                                                      -----------------     -------------
         ASSETS                                                         (UNAUDITED)
Current assets:
     Cash and cash equivalents ......................................      $  2,896           $  1,115
     Short term investments .........................................         7,553             11,847
     Prepaid expenses and other current assets ......................            64                214
                                                                           --------           --------
         Total current assets .......................................        10,513             13,176

Fixed assets, net ...................................................           169                190
                                                                           --------           --------

         Total assets ...............................................      $ 10,682           $ 13,366
                                                                           ========           ========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued expenses ....................      $    371           $    246
                                                                           --------           --------
Stockholders' equity:
Common stock, $.0001 par value; authorized 50,000,000
     shares; issued 22,719,690 shares ...............................             2                  2
Less common stock held in treasury (16,515 shares) ..................           (37)               (37)
Additional paid-in capital ..........................................        31,033             30,954
Deferred compensation ...............................................        (3,411)            (4,320)
Other comprehensive income ..........................................             3                  3

Deficit accumulated during the development stage ....................       (17,279)           (13,482)
                                                                           --------           --------

         Total stockholders' equity .................................        10,311             13,120
                                                                           --------           --------

         Total liabilities and stockholders' equity .................      $ 10,682           $ 13,366
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

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)


                                                                                                              PERIOD FROM
                                                                                                                JULY 1, 1993
                                                                                                              (COMMENCEMENT
                                                                                                              OF OPERATIONS)
                                              THREE MONTHS ENDED                   SIX MONTHS ENDED              THROUGH
                                               DECEMBER 31,                         DECEMBER 31,                DECEMBER 31,
                                               1998            1997              1998            1997               1998
                                            --------         --------         --------         -------          --------
Costs and Expenses:
       Research and development ........    $  1,017         $    737         $  2,284         $    804         $  6,462
       Purchased research and
            development ................        --              3,880             --              3,880            3,952
      General and administrative .......         974            1,363            1,828            1,648            8,041
      Write-off debt discount ..........        --               --               --               --                 75
                                            --------         --------         --------         --------         --------
Loss from operations ...................      (1,991)          (5,980)          (4,112)          (6,332)         (18,530)
                                            --------         --------         --------         --------         --------
Interest income ........................         145              118              315              126            1,258
Interest expense .......................        --               --               --               --                 (7)
                                            --------         --------         --------         --------         --------
Basic and diluted net loss .............    $ (1,846)        $ (5,862)        $ (3,797)        $ (6,206)        $(17,279)
                                            ========         ========         ========         ========         ========

Basic and diluted net loss per share....    $  (0.08)        $  (0.40)        $  (0.17)        $  (0.69)

Weighted average shares
        Outstanding ....................      22,703           14,594           22,703            8,975

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                                                   PERIOD FROM
                                                                                                   JULY 1, 1993
                                                                      SIX MONTHS ENDED           (COMMENCEMENT OF
                                                                         DECEMBER 31,            OPERATIONS) THROUGH
                                                                    1998          1997          DECEMBER 31, 1998
                                                                   -------      -------         -----------------
Cash flows from operating activities:
   Net loss ..................................................    $ (3,797)        $ (6,206)        $(17,279)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation ..........................................          26               13              180
       Write-off of debt discount ............................        --               --                 75
       Value of services paid by options and warrants ........        --                467               80
       Amortization of deferred compensation .................         985            1,116            3,644
       Purchased research and development ....................        --              2,742            2,742
       (Increase) decrease in prepaid expenses
        and other assets .....................................         150              (64)             186
       Increase (decrease) in accounts payable
        and accrued expenses .................................         125             (106)             397
       Expenses paid by affiliate ............................        --               --                 97
       Increase in management fees payable ...................        --               --                113
                                                                  --------         --------         --------
     Net cash used in operating activities ...................      (2,511)          (1,788)         (10,015)

Cash flows from investing activities:
   Purchases of investments ..................................      (5,908)         (12,127)         (28,351)
   Proceeds from maturities and sales of investments .........      10,205              790           20,809
   Capital expenditures ......................................          (5)             (38)            (351)
                                                                  --------         --------         --------
      Net cash provided by (used in) investing activities ....       4,292          (11,375)          (7,893)
Cash flows from financing activities:
   Issuance of common stock - net of expenses ................        --             15,882           20,841
   Cost of shares - acquired .................................        --               --                (37)
   Proceeds from notes payable - affiliates ..................        --               --                 14
   Proceeds from notes payable - stockholders ................        --               --                 96
   Proceeds from notes payable - other .......................        --               --                300
   Repayment of notes payable - stockholders and other .......        --               --               (410)
                                                                  --------         -------          --------
     Net cash provided by (used in) financing activities .....        --             15,882           20,804
                                                                  --------         --------         --------
Net increase in cash and cash equivalents ....................       1,781            2,719            2,896
Cash and cash equivalents - beginning of period ..............       1,115              101             --
                                                                  --------         --------         --------
Cash and cash equivalents - end of period ....................    $  2,896         $  2,820         $  2,896
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

3.       PRO FORMA FINANCIAL INFORMATION

         As previously reported in the Company's reports filed under the Exchange Act, as of November 6, 1997, the Company acquired all the outstanding capital stock of CorBec Pharmaceuticals, Inc. ("CorBec"), a privately owned, development-stage, bio-pharmaceutical company founded in 1993 to discover and develop drugs to treat autoimmune disease, serious infections and asthma/allergy, and Sangen Pharmaceutical Company ("Sangen"), a privately owned, development-stage, bio-pharmaceutical company formed in early 1997 and focused on the development of a potential cancer treatment technology. CorBec's technology, which consists of compounds designed to modulate the immune system, is licensed from the University of Pennsylvania and has been developed in the laboratory of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the University of Pennsylvania School of Medicine (the "Fc Receptor Technology"). The most advanced product within this family of compounds, CBP-1011, is in Phase III clinical trials for the treatment of idiopathic thrombocytopenic purpura ("ITP"). Sangen's technology consists of specific peptide molecules and a polyclonal antibody developed by Dr. George Tuszynski, Professor of Surgery, Medicine and Pathology at MCP Hahnemann ("MCP"), based on a specific thrombospondin receptor, which Dr. Tuszyuski discovered (the "Thrombospondin Technology"). In addition, in early 1997, the Company acquired an exclusive, worldwide license to a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose and for use as a laxative (the "Purgative Product"), which is currently in Phase III clinical trials for colonoscopies. The Company licensed this technology from a partnership of physicians ("ALW Partnership"), including Craig Aronchik, M.D., an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and a Clinical Associate Professor of Medicine at the University of Pennsylvania School of Medicine. The acquisitions of CorBec, Sangen and the Purgative Product license are referred to collectively herein as the "Acquisitions."

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

         The Sangen acquisition included the grant to Dr. Tuszynski and MCP of 125,000 shares of Common Stock of the Company and options to purchase an aggregate of 375,000 shares, of which options for 250,000 shares will be exercisable upon achievement of specified milestones in the development of a new drug candidate. In addition, Dr. Tuszynski and MCP will be entitled to cash royalties based on net sales and licensing fees derived from the technology. The Company has agreed to fund additional research in Dr. Tuszynski's laboratory in an amount ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive). Dr. Tuszynski is to be engaged as a consultant to the Company for a two-year period at a fee of $50,000 per year.

         The acquisition of CorBec resulted in the payment of $750,000 and the issuance of 750,000 shares of Common Stock of the Company with provisions for additional cash payments and stock issuances based upon the achievement of certain milestones for CBP-1011. In addition, the Company has agreed to enter into three-year consulting agreements with Dr. Alan Schreiber, the inventor of the Fc Receptor Technology, and with the former chief executive officer of CorBec, providing for aggregate consulting fees over three years equal to $405,000, and for the grant of options with respect to an aggregate of 170,000 shares of Common Stock. The Company is also to fund up to $240,000 of sponsored research in Dr. Schreiber's laboratory over the course of three years.

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

      PRO FORMA INFORMATION AS IF THE ACQUISITIONS OCCURRED ON JULY 1, 1996

                                             For the six months ended
                                                 December 31,

                                                     1997
                                                     ----
Costs and expenses ........................    $ 3,278,000
Net loss ..................................     (3,152,000)
Shares used in computing loss per share....      9,589,000
Net loss per share ........................    $     (0.33)

4.       ACCOUNTING PRINCIPLES

         Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classifiy items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified as required. The Company's total comprehensive earnings equaled its net income for the quarter and year to date ending December 31, 1998.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed in this report as well as those discussed under "Other Factors to be Considered" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 as filed with the Securities and Exchange Commission.

GENERAL

         The Company is a biopharmaceutical company engaged in the development of technologies for the diagnosis and treatment of cancer and autoimmune diseases. The Company pursues these objectives through a technology platform consisting of the Fc Receptor Technology, the Thrombospondin Technology and the Purgative Product. The Company acquired these technologies in 1997. See Note 3 of the Notes to Unaudited Financial Statements.

         Since commencing operations in 1993, the Company has not generated any sales revenue. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur additional losses for the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At December 31, 1998, the Company's accumulated deficit was approximately $17,279,000.

RESULTS OF OPERATIONS

         The Company incurred losses of $3,797,000 and $6,206,000 for the six month periods ended December 31, 1998 and 1997, respectively. The Company expects to incur additional losses in the foreseeable future. The diluted per share loss was $0.17 and $0.69 for the six month periods ended December 31, 1998 and 1997, respectively. Losses are expected to continue in the remainder of the fiscal year as the Company develops the Purgative Product, Thrombospondin Technology and Fc Receptor Technology.

         Research and development expenses amounted to $2,284,000 and $804,000 for the six month periods ended December 31, 1998 and 1997, respectively. The increase in research and development expenses is the result of conducting a Pivotal Phase III clinical trial for the Company's drug candidate, CBP-1011, and a Pivotal Phase III clinical trial of INKP-100, the Purgative Product. Research and development expenses are expected to continue to increase in future quarters as the Company conducts its clinical trials of the Purgative Product and CBP 1011 and also incurs additional manufacturing development costs of the Purgative Product. During the quarter ended December 31, 1998, the rate of patient enrollment in the clinical trial for the Purgative Product was slower than the Company had anticipated, which may extend the timeframe for completion of this clinical program.

         In 1997, the Company incurred a one-time charge to earnings of $3,880,000 for purchased research and development as a result of the Company's acquisition of the Fc-Receptor Technology and the Thrombospondin Technology.

         General and administrative expenses amounted to $1,828,000 and $1,648,000 for the six month periods ended December 31, 1998 and 1997, respectively. The increase of $180,000 is principally due to significant additional operational expenses related to developing three platform technologies. Included in general and administrative expenses is amortization of options, previously granted to certain executive officers of $808,000 for the six months ended December 31, 1998. General and administrative expenses will continue to increase with the addition of other administrative personnel and an expanded scale of operations associated with the development of multiple technologies.

         Interest income amounted to $315,000 and $126,000 for the six months ended December 31, 1998 and 1997, respectively. The increase in interest income reflects the proceeds of the Company's Private Placement in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had cash, cash equivalents and investments of $10,449,000. Cash and cash equivalents is comprised primarily of the proceeds from the Company's Private Placement in November 1997.

         The Company believes that with its current cash position, its financial resources are adequate for its operations for at least the next 18 months. The Company's future capital requirements will depend on numerous factors which cannot be quantified and many of which the Company cannot control, including continued progress in its research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scaleup, effective marketing activities and arrangements, and licensing or acquisition activity. The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to the Company, if at all. If adequate additional funds are not available when required, the Company may have to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its operations and its business will be materially and adversely affected.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's annual meeting of Shareholders was held on November 2, 1998. At this meeting, shareholders of the Company:

         (i)      Approved the election of seven (7) directors.

         The number of votes cast for, and withheld from, each nominee is set forth below.

                                                  For       Withheld
                                              ----------    --------
  Leonard S. Jacob, M.D., Ph.D. .....         14,424,768      26,800
  J.R. LeShufy ......................         14,416,568      35,000
  Steven B. Ratoff ..................         14,424,468      27,100
  Thomas P. Stagnaro ................         14,424,768      26,800
  Robert A. Vukovich, Ph.D. .........         14,424,568      27,000
  Jerry A. Weisbach, Ph.D. ..........         14,419,568      32,000
  Taffy J. Williams, Ph.D. ..........         14,424,768      26,800

(ii) Ratified the election of KPMG Peat Marwick, LLP as independent auditors of the Company.

          For              Against           Abstain
          ---              -------           -------
         14,444,948         2,850             3,770

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





                                          INKINE PHARMACEUTICAL
                                          COMPANY, INC.



Date: February 12, 1998                   /s/ ROBERT F. APPLE
                                         -----------------------------------
                                         Robert F. Apple
                                         Chief Financial Officer

                                    EXHIBITS



27       Financial Data Schedule