Form 10QSB
period 1999-03-31
INKINE PHARMACEUTICAL CO INC
filed 1999-05-13
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                                  610-260-9350
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  At May 13, 1999, the registrant had outstanding 22,879,425 shares of common stock, par value $.0001 per share.

          Transitional Small Business disclosure format: Yes     No   X

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

             BALANCE SHEETS - as of March 31, 1999 (unaudited)
             and June 30, 1998....................................................................    3

             STATEMENTS OF OPERATIONS (unaudited) -- For the Three
             and Nine Month Periods Ended March 31, 1999 and 1998, and the
             Period from July 1, 1993 (Commencement of Operations) through
             March 31, 1999.......................................................................    4

             STATEMENTS OF CASH FLOWS (unaudited) -- For the Nine Month
             Periods Ended March 31, 1999 and 1998, and the Period from July 1, 1993
             (Commencement of Operations) through March 31, 1999..................................    5

             NOTES TO UNAUDITED FINANCIAL STATEMENTS..............................................    6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION...................................................    8

PART II - OTHER INFORMATION.......................................................................    11

SIGNATURES........................................................................................    12

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                      (In thousands, except share amounts)


                                                         MARCH 31, 1999  JUNE 30, 1998
                                                         --------------  -------------
      ASSETS                                              (UNAUDITED)
Current assets:
     Cash and cash equivalents ......................       $  2,300        $  1,115
     Short term investments .........................          6,295          11,847
     Prepaid expenses and other current assets ......            121             214
                                                            --------        --------
         Total current assets .......................          8,716          13,176

Fixed assets, net ...................................            215             190
                                                            --------        --------

         Total assets ...............................       $  8,931        $ 13,366
                                                            ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued expenses ....       $    645        $    246
                                                            --------        --------

Stockholders' equity:
Common stock, $.0001 par value; authorized 50,000,000
     shares; issued 22,732,970 shares ...............              2               2
Less common stock held in treasury (16,515 shares) ..            (37)            (37)
Additional paid-in capital ..........................         31,075          30,954
Deferred compensation ...............................         (2,977)         (4,320)
Other comprehensive income ..........................              3               3
Deficit accumulated during the development stage ....        (19,780)        (13,482)
                                                            --------        --------


         Total stockholders' equity .................          8,286          13,120
                                                            --------        --------

         Total liabilities and stockholders' equity .       $  8,931        $ 13,366
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

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)

                                                                                          PERIOD FROM
                                                                                          JULY 1, 1993
                                                                                         (COMMENCEMENT
                                                                                         OF OPERATIONS)
                                         THREE MONTHS ENDED         NINE MONTHS ENDED       THROUGH
                                              MARCH 31                  MARCH 31            MARCH 31
                                          1999         1998         1999         1998         1999
                                        --------     --------     --------     --------  --------------
Costs and Expenses:
       Research and development ....    $  1,768     $    693     $  4,052     $  1,497     $  8,230
       Purchased research and
            development ............          --           72           --        3,952        3,952
      General and administrative ...         849        1,008        2,677        2,656        8,890
      Write-off debt discount ......          --           --           --           --           75
                                        --------     --------     --------     --------     --------

Loss from operations ...............      (2,617)      (1,773)      (6,729)      (8,105)     (21,147)
                                        --------     --------     --------     --------     --------

Interest income ....................         116          201          431          327        1,374
Interest expense ...................          --           --           --           --           (7)
                                        --------     --------     --------     --------     --------

Basic and diluted net loss .........    $ (2,501)    $ (1,572)    $ (6,298)    $ (7,778)    $(19,780)
                                        ========     ========     ========     ========     ========

Basic and diluted net loss per share    $  (0.11)    $  (0.07)    $  (0.28)    $  (0.58)

Weighted average shares
        Outstanding ................      22,749       22,703       22,717       13,484

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                                                   PERIOD FROM
                                                                                                  JULY 1, 1993
                                                                        NINE MONTHS ENDED       (COMMENCEMENT OF
                                                                            MARCH 31,          OPERATIONS) THROUGH
                                                                        1999         1998        MARCH 31, 1999
                                                                      --------     --------    -------------------
Cash flows from operating activities:
   Net loss ......................................................    $ (6,298)    $ (7,778)       $(19,780)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation ..............................................          42           26             196
       Write-off of debt discount ................................          --           --              75
       Value of services paid by options and warrants ............          --           --              80
       Amortization of deferred compensation .....................       1,465        2,017           4,124
       Purchased research and development ........................          --        2,742           2,742
       (Increase) decrease in prepaid expenses
        and other assets .........................................          93          176            (121)
       Increase (decrease) in accounts payable
        and accrued expenses .....................................         399           65             671
       Expenses paid by affiliate ................................          --           --              97
       Increase in management fees payable .......................          --           --             113
                                                                      --------     --------        --------
     Net cash used in operating activities .......................      (4,299)      (2,752)        (11,803)

Cash flows from investing activities:
   Purchases of investments ......................................      (9,930)     (13,319)        (32,373)
   Proceeds from maturities and sales of investments .............      15,481        1,160          26,085
   Capital expenditures ..........................................         (67)        (201)           (413)
                                                                      --------     --------        --------
      Net cash provided by (used in) investing activities ........       5,484      (12,360)         (6,701)

Cash flows from financing activities:
   Issuance of common stock - net of expenses ....................          --       15,803          20,841
   Cost of shares - acquired .....................................          --           --             (37)
   Proceeds from notes payable - affiliates ......................          --           --              14
   Proceeds from notes payable - stockholders ....................          --           --              96
   Proceeds from notes payable - other ...........................          --           --             300
   Repayment of notes payable - stockholders and other ...........          --           --            (410)
                                                                      --------     --------        --------
     Net cash provided by (used in) financing activities .........          --       15,803          20,804
                                                                      --------     --------        --------

Net increase in cash and cash equivalents ........................       1,185          691           2,300

Cash and cash equivalents - beginning of period ..................       1,115          101              --
                                                                      --------     --------        --------

Cash and cash equivalents - end of period ........................    $  2,300     $    792        $  2,300
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

3.       PRO FORMA FINANCIAL INFORMATION

         As previously reported in the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), as of November 6, 1997, the Company acquired all the outstanding capital stock of CorBec Pharmaceuticals, Inc. ("CorBec"), a privately owned, development-stage, bio-pharmaceutical company founded in 1993 to discover and develop drugs to treat autoimmune disease, serious infections and asthma/allergy, and Sangen Pharmaceutical Company ("Sangen"), a privately owned, development-stage, bio-pharmaceutical company formed in early 1997 and focused on the development of a potential cancer treatment technology. CorBec's technology, which consists of compounds designed to modulate the immune system, is licensed from the University of Pennsylvania and has been developed in the laboratory of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the University of Pennsylvania School of Medicine (the "Fc Receptor Technology"). The most advanced product within this family of compounds, CBP-1011, is in Phase III clinical trials for the treatment of idiopathic thrombocytopenic purpura ("ITP"). Sangen's technology consists of specific peptide molecules and a polyclonal antibody developed by Dr. George Tuszynski, Professor of Surgery, Medicine and Pathology at MCP Hahnemann University ("MCP"), based on a specific thrombospondin receptor, which Dr. Tuszyuski discovered (the "Thrombospondin Technology"). In addition, in early 1997, the Company acquired an exclusive, worldwide license to a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose and for use as a laxative (the "Purgative Product"), which the company recently completed two Phase III clinical trials for colonoscopies. The Company licensed this technology from a partnership of physicians ("ALW Partnership"), including Craig Aronchik, M.D., an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and a Clinical Associate Professor of Medicine at the University of Pennsylvania School of Medicine. The acquisitions of CorBec, Sangen and the Purgative Product license are referred to collectively herein as the "Acquisitions."

         Simultaneous with the Acquisitions, Dr. Leonard S. Jacob became Chairman of the Board and Chief Executive Officer of the Company under a long-term employment agreement and was issued a ten-year option entitling him to purchase the number of shares of common stock of the Company (the "Common Stock") equal to 7 -1/2% of the fully diluted capitalization of the Company. The exercise price of Dr. Jacob's option is (i) $0.61 per share for 1,200,000 shares and (ii) $1.00 per share for approximately 1,200,000 shares. Dr. Taffy J. Williams, formerly the Company's President and Chief Executive Officer, became President and Chief Operating Officer of the Company following the Acquisitions. In January 1997, Dr. Williams received an option to purchase 5% of the fully diluted capitalization of the Company. The exercise price of Dr. Williams' option is (i) $0.61 per share for 500,000 shares and (ii) $1.00 per share for approximately 1,000,000 shares. The exercise prices of Dr. Jacob's and Dr. Williams' options were below market value of the Common Stock of the Company at the time of grant. Therefore, the Company has incurred, and will continue to incur, a significant non-cash charge to operations as a result of the option grants.

         The Sangen acquisition included the grant to Dr. Tuszynski and MCP of 125,000 shares of Common Stock of the Company and options to purchase an aggregate of 375,000 shares, of which options for 250,000 shares will be exercisable upon achievement of specified milestones in the development of a new drug candidate. In addition, Dr. Tuszynski and MCP will be entitled to cash royalties based on net sales and licensing fees derived from the technology. The Company agreed to fund additional research in Dr. Tuszynski's laboratory in an amount ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive). Dr. Tuszynski is to be engaged as a consultant to the Company for a two-year period beginning November 6, 1997, at a fee of $50,000 per year.

         The acquisition of CorBec resulted in the payment of $750,000 and the issuance of 750,000 shares of Common Stock of the Company with provisions for additional cash payments and stock issuances based upon the achievement of certain milestones for CBP-1011. In addition, the Company has agreed to enter into three-year consulting agreements with Dr. Alan Schreiber, the inventor of the Fc Receptor Technology, and with the former chief executive officer of CorBec, providing for aggregate consulting fees over three years equal to $405,000, and for the grant of options with respect to an aggregate of 170,000 shares of Common Stock. The Company is also to fund up to $240,000 of sponsored research in Dr. Schreiber's laboratory over the course of three years beginning November 6, 1997.

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

      PRO FORMA INFORMATION AS IF THE ACQUISITIONS OCCURRED ON JULY 1, 1996

                                                  For the nine months ended
                                                         March 31,
                                                           1998
                                                  -------------------------
Costs and expenses ............................         $ 5,051,000
Net loss ......................................           4,724,000
Shares used in computing loss per share........          14,241,000
Net loss per share ............................               $0.33

4.       ACCOUNTING PRINCIPLES

         Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified as required. The Company's total comprehensive earnings equaled its net income for the quarter and year to date ending March 31, 1999.

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

         Since commencing operations in 1993, the Company has not generated any sales revenue. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur additional losses for the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At March 31, 1999, the Company's accumulated deficit was approximately $19,780,000.

RESULTS OF OPERATIONS

         The Company incurred losses of $2,501,000 or $(0.11) per share, and $6,298,000, or $(0.28) per share, for the three and nine month periods ended March 31, 1999, respectively. The Company had net losses of $1,572,000, or $(0.07) per share, and $7,778,000, or $(0.58) per share, for the same periods, a year ago. Losses are expected to continue in the remainder of the fiscal year as the Company develops the Purgative Product, Thrombospondin Technology and Fc Receptor Technology.

         Research and development expenses amounted to $1,768,000 and $4,052,000 for the three and nine month periods ended March 31, 1999, respectively, as compared to $693,000 and $1,497,000 for the three and nine month periods ended March 31, 1998, respectively. The increase in research and development expenses is the result of conducting a pivotal Phase III clinical trial for the Company's drug candidate, CBP-1011, and a pivotal Phase III clinical trial of Diacol(TM), the Purgative Product. Research and development expenses are expected to continue to increase in future quarters as the Company conducts its clinical trials of CBP 1011 and also incurs additional manufacturing development costs and regulatory costs of the Purgative Product.

         In 1997, the Company incurred a one-time charge to earnings of $3,952,000 for purchased research and development as a result of the Company's acquisition of the Fc-Receptor Technology and the Thrombospondin Technology.

         General and administrative expenses decreased in the three months ended March 31, 1999 as compared to the same period a year ago due principally to reorganization costs incurred in Fiscal Year 1998 related to the acquisition of the technologies. General and administrative expenses remained constant for the nine month period ended March 31, 1999 as compared to the same period a year ago. Included in general and administrative expenses is amortization of options previously granted to certain executive officers, of $404,000 and $1,212,000 for the three and nine months ended March 31, 1999, respectively. General and administrative expenses will continue to increase with the addition of other administrative personnel and an expanded scale of operations associated with the development of multiple technologies.

         Interest income amounted to $431,000 and $327,000 for the nine months ended March 31, 1999 and 1998, respectively. The increase in interest income reflects the proceeds of the Company's Private Placement in November 1997. Fluctuation will continue to occur quarter to quarter due to changes in the investment balance.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash, cash equivalents and investments of $8,595,000. Cash and cash equivalents is comprised primarily of the proceeds from the Company's Private Placement in November 1997.

         The Company believes that with its current cash position, its financial resources are adequate for its operations for at least the next 15 months. The Company's future capital requirements will depend on numerous factors which cannot be quantified and many of which the Company cannot control, including continued progress in its research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scaleup, effective marketing activities and arrangements, and licensing or acquisition activity. The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to the Company, if at all. If adequate additional funds are not available when required, the Company may have to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its operations and its business will be materially and adversely affected.

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

         The Company is currently evaluating the nature and extent of the Y2K issues related to its internal systems. An initial evaluation indicates that the process of making the Company's internal systems (which consist of a financial system for the accounting office and a network system for internal and external communications) Y2K compliant should be substantially completed with respect to these systems before June 30, 1999.

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

         The Company has incurred costs to date of approximately $10,000 to remediate the Y2K impact. The Company anticipates spending nominal amounts for computer consulting to fix any potential issues in its internal systems.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K

                  None

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    INKINE PHARMACEUTICAL
                                                    COMPANY, INC.



Date: May 14, 1999                                  /s/ ROBERT F. APPLE
                                                    ----------------------------
                                                    Robert F. Apple
                                                    Chief Financial Officer

                                    EXHIBITS



27       Financial Data Schedule