Form 10-K405
period 1999-06-30
INKINE PHARMACEUTICAL CO INC
filed 1999-09-28
CIK 929547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934

                     For the fiscal year ended JUNE 30, 1999
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
                    For the transition period from       to

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

                    Common Stock, $.0001 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $38,997,894. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ SmallCap Market of The Nasdaq Stock Market on September 17, 1999. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock. The number of shares of the registrant's Common Stock outstanding as of September 17, 1999 was 23,362,218.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                               INDEX TO FORM 10-K

                                                                                                           Page
                                                                                                           References
PART I
         ITEM 1.      BUSINESS............................................................................    1
         ITEM 2.      PROPERTIES..........................................................................   22
         ITEM 3.      LEGAL PROCEEDINGS...................................................................   22
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................   23
PART II
         ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      SHAREHOLDER MATTERS.................................................................   23
         ITEM 6.      SELECTED FINANCIAL DATA.............................................................   24
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS ................................................   24
         ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                      MARKET RISK.........................................................................   27
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................   28
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.................................................   28
PART III
         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................   28
         ITEM 11.     EXECUTIVE COMPENSATION..............................................................   28
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT..........................................................................   28
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................   28
PART IV
         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                      ON FORM 8-K.........................................................................   29
                      EXHIBITS............................................................................   29
                      SIGNATURES..........................................................................   31
                      INDEX TO FINANCIAL STATEMENTS.......................................................  F-1

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         InKine Pharmaceutical Company, Inc. ("InKine") formerly Panax Pharmaceutical Company, Ltd. ("Panax") was incorporated in May 1993 to focus on the development of new pharmaceutical compounds identified in and isolated from plants. In early 1996, InKine modified its strategy, reducing its natural product discovery activities and redirecting its principal efforts toward expanding its pipeline of commercially viable pharmaceutical products by licensing or acquiring specifically-targeted products developed for the treatment of certain diseases.

         In February 1997, InKine acquired the rights to develop and commercialize a novel purgative tablet ("DIACOL(TM)") to clean the colon for any medical purpose and for use as a laxative, with respect to which a Phase IIb clinical trial for use prior to colonoscopy had been completed at that time. Simultaneously with the consummation of a private placement in November 1997, InKine acquired the rights to develop and commercialize two additional technologies: (i) a Thrombospondin Technology (defined below) for the treatment of cancer, specifically, the inhibition and prevention of tumor metastasis and
(ii) technologies to down or up-regulate the Fc receptors on macrophages and other cells to treat serious autoimmune disorders and other diseases, including asthma/allergy and certain serious infectious diseases (the "Fc Receptor Technology"). The compounds and technologies making up the Fc Receptor Technology and the Thrombospondin Technology are, like DIACOL, currently either in clinical trials or earlier stages of development. Additionally, simultaneous with the private placement in November 1997, Panax changed its name to InKine Pharmaceutical Company, Inc and the management and Board were restructured.

         DIACOL. On February 14, 1997, InKine entered into a License Agreement (the "ALW License") with a partnership (the "ALW Partnership") whose partners include Craig A. Aronchick, M.D. Dr. Aronchick is an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and Associate Clinical Professor of Medicine at the University of Pennsylvania School of Medicine. Pursuant to the ALW License, InKine acquired the worldwide exclusive rights to sell, manufacture and sub-license DIACOL. On April 1, 1997 a patent covering DIACOL issued in the United States to the ALW Partnership.

         DIACOL is a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose with respect to which a Phase I, Phase IIb dose ranging study and Phase III clinical trials for use prior to colonoscopy have been completed. InKine believes that over 10 million colonoscopies will be performed annually in the United States by the year 2003. All ethical colonic cleansing products currently on the market are in liquid form, require the ingestion of between one to four liters of fluid within 2 1/2 hours, and have either a very salty taste or a taste so foul that patients are often unable to consume the required dosage and/or nausea and vomiting occurs. Failure to ingest the required amount of liquid could result in incomplete cleansing, and, in turn, an adenoma or benign polyp could be overlooked during colonoscopy. A Phase III clinical study conducted by InKine found that DIACOL is as effective a colonic cleanser, and better tolerated by patients, than the most commonly prescribed liquid preparation. With respect to tolerance of each preparation, over fifteen times the number of the patients taking the liquid purgative found the taste "bad", "barely tolerable" or "very bad". Most patients taking DIACOL found that the tablets had no taste or a pleasant taste.

         The Thrombospondin Technology. In November 1997, InKine acquired an exclusive worldwide license to the Thrombospondin Technology, a cancer treatment technology previously owned by MCP Hahnemann University ("MCP").

         Dr. George Tuszynski, Professor of Surgery, Medicine and Pathology at MCP has found a specific amino acid sequence in Thrombospondin ("TSP-1") that is believed to be responsible for promoting the effects of this molecule on tumor cell adhesion and metastasis. From this discovery, Dr. Tuszynski invented a series of peptide molecules for which a patent has been allowed in the United States. These molecules significantly reduced metastasis of a mouse tumor cell line and a human tumor cell line when injected into athymic mice. Dr. Tuszynski has also developed a murine polyclonal antibody against the TSP-1 receptor which was also shown to prevent or significantly reduce metastasis in athymic mice. InKine filed a patent application directed to a novel sequence of the thrombospondin receptor and monoclonal antibodies directed to the same in June 1999. (The peptide molecules, the polyclonal antibody and the TSP-1 receptor are referred to herein as the "Thrombospondin Technology"). Traditional methods of cancer treatment include surgery, radiation therapy and chemotherapy, all of which remove or kill cancer cells (and normal cells), but do not specifically prevent or inhibit metastasis.

         The Fc Receptor Technology. The focus of InKine in the Fc Receptor Technology area is to discover and develop pharmaceuticals designed to modulate the immune system by manipulating macrophage and mast cell function. Specifically, InKine is focused on developing treatments in three therapeutic areas: autoimmune disease, serious infections and asthma/allergy. Millions of patients in the United States suffer from serious autoimmune diseases, including rheumatoid arthritis, systemic lupus erythematosus ("lupus"), Graves Disease, idiopathic thrombocytopenic purpura ("ITP") and others. The therapeutic agents which have traditionally constituted the mainstay for the treatment of autoimmune disorders are glucocorticoid hormones (typically prednisone), which inhibit macrophage Fc receptor expression but which must be administered in high dosages and/or for extended periods of time and which are accompanied by substantial side effects, including exacerbation of diabetes, hypertension, electrolyte imbalance, weight gain, osteoporosis and increased susceptibility to infection. In the case of the autoimmune disease ITP, from which over 100,000 patients in the United States suffer, most patients relapse after glucocorticoid treatment is tapered, and in a majority of such cases, surgical removal of the spleen is ultimately required. The Fc Receptor Technology, developed under the guidance of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the University of Pennsylvania School of Medicine, consists of progesterone derivatives which do not appear to have the toxic side effects of glucocorticoid hormone treatments and many of which also do not have the potentially undesirable hormonal effects normally associated with traditional progesterone and other sex hormone treatments.

         The most advanced product in the family of compounds comprising the Fc Receptor Technology is CBP-1011, a potential treatment for ITP. The compound is expected to receive protection under an orphan drug ("Orphan Drug") application to be made for treatment of ITP under the Orphan Drug Act, as amended. The results from two Phase II clinical studies completed to date suggest that CBP-1011 appears safe and effective in the treatment of patients with ITP. In March 1998, Phase III pivotal trials of CBP-1011 at 38 sites in the United States were initiated under a revised protocol. In June 1999 InKine announced, after reviewing unaudited interim Phase III efficacy and safety data with the United States Food and Drug Administration ("FDA") that CBP-1011 appeared to benefit certain patients with ITP without the side effects that would normally be seen with the chronic administration of "classical steroids", such as prednisone. Discussions with the FDA regarding the data to date were favorable and InKine decided to continue the pivotal Phase III trial. Additionally, CBP-1011 will be reformulated from its current capsule formulation to a tablet formulation. This will take several months to complete and will require a single-dose pharmacokinetic study to compare the new and old formulations. InKine plans to develop CBP-1011 and second generation compounds derived therefrom, if possible, to treat additional autoimmune diseases.

         Since commencing operations, InKine has not generated any sales revenue.


PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

    The following table describes the major diseases upon which InKine intends to focus its research and product development efforts at least through 2000, and also sets forth the current development status of products or product candidates in each area:


PROGRAM                                  THERAPEUTIC INDICATIONS                   DEVELOPMENT STATUS

CANCER DETECTION AND TREATMENT (DIACOL AND THROMBOSPONDIN TECHNOLOGY)
DIACOL                                  Cleansing of colon prior to colonoscopy    Phase I completed
                                                                                   Phase IIb dose ranging completed
                                                                                   Phase III completed
                                                                                   NDA in progress
                                        Cleansing of colon prior to sigmoidoscopy  Phase I completed

                                        Constipation                               Phase I completed

Thrombospondin Technology               Prevention of metastatic cancer            Preclinical (lead compound
                                        including but not limited to breast,       identified)
                                        lung, prostate, pancreas and squamous      Receptor cloned
                                        cell cancer



Fc RECEPTOR REGULATION (Fc RECEPTOR TECHNOLOGY)
CBP-1011 Capsule                        Idiopathic Thrombocytopenic Purpura        Phase III (in progress)

CBP-1011 Tablet                                                                    Single dose PK study pending
                                                                                   Phase III pending

CBP-2011 series of compounds            Autoimmune Hemolytic Anemia                Preclinical

                                        Systemic Lupus Erthematosus                Early Preclinical

                                        Rheumatoid Arthritis                       Early Preclinical

Gene Therapy                            Serious Infection                          Early Preclinical

Oligonucleotides                        Asthma/Allergy                             Early Preclinical


     InKine spent $6,565,000, $2,270,000 and $743,000 for research and development during the years ended June 30, 1999, 1998 and 1997, respectively. InKine incurred a $3,952,000 expense for purchased research and development for the year ended June 30, 1998.

         DIACOL

     Colorectal Cancer and Colonoscopies; Background and Statistics. According to the American Cancer Society, 1999 Cancer Facts and Figures, colorectal cancer is the second leading cause of cancer related deaths in the United States, with approximately 129,400 new cases and 56,600 deaths estimated for 1999. The incidence of colorectal cancer has increased on a yearly basis and is higher in women (55% of all colorectal cancer cases in the United States are in women) than men (45% of all cases). Other statistics suggest that age-specific incidence and mortality rates show that most cases are diagnosed in patients over 50 years of age with most patients (65% of all cases diagnosed) being diagnosed with advanced disease. The 5-year case fatality rate is 50%; however, if the disease can be diagnosed in an earlier localized stage the survival rate approaches 91%.

     Published estimates taken from scientific literature state that 5% to 7% of Americans will develop colorectal cancer. The reported risk of colorectal cancer increases after age 40, rises sharply at ages 50-55, and doubles with each succeeding decade until it peaks at age 75. It is fairly well established that colorectal cancer begins as a benign polyp or adenoma and that a benign adenoma may exist for five or ten years before degenerating into cancer. Therefore, with colonoscopic and sigmoidoscopic surveillance, along with excision of the benign polyp or adenoma, colorectal cancer appears to be a preventable disease. InKine believes that screening colonoscopy is essential for high risk groups which include those with a family or personal history of colorectal cancer. High risk groups account for 20-30% of all colorectal cancers.

     Estimates from the National Cancer Institute suggest that between 65-75% of early cancers can be detected by screening asymptomatic individuals over 50 years of age with a 60-cm flexible sigmoidoscope, and the detection rate increases dramatically when a 165-cm colonoscopy device is utilized. As a result of such recommendations, colonoscopies have increased in the United States. InKine believes that a trend of increasing numbers of procedures will continue and estimates that, by the year 2003, over 10 million colonoscopies will be performed annually in the United States. InKine believes the number of sigmoidoscopies performed each year significantly exceeds the number of colonoscopies. Gastroenterologists and colorectal surgeons comprise the substantial majority of professionals who perform colonoscopy. However, InKine believes that flexible sigmoidoscopy is now routinely done by many generalists (i.e., internists and family practitioners) in the United States.

     Existing Colon Cleansing Products. Cleansing the colon is necessary prior to colonoscopy or sigmoidoscopy, especially when the procedure is being used to screen for pre-cancerous lesions which may be 1 mm or smaller in size. Ineffective cleansing can result in poor visualization which, in turn, can cause the screening physician to miss an adenoma or benign polyp.

     The most frequently used products for cleansing the colon in the United States contain either polyethylene glycol ("PEG") or sodium phosphate. Both types of products work by drawing water from the body into the gut via an osmotic effect. The accumulated fluid then passes through and flushes the intestine causing a cleansing effect. Over the last 15 years, patient intolerance to these methods of cleansing the colon has become a substantial problem.

     Purgative products are currently administered in liquid form. There are three dominant products which use PEG: Golytely(R) and Nulytely(R), which are manufactured by Braintree Laboratories, Inc. and Colyte(R) which is manufactured by Schwarz Pharma, Inc. Each product requires the ingestion of 4 liters (over 1 gallon) of PEG in 2.5 hours. Additionally, PEG has an extremely salty taste. More recently, aqueous sodium phosphate solution (Fleet's Phospho-soda, manufactured by C.B. Fleet Company, Inc.) has been used as a purgatory alternative. Aqueous sodium phosphate solution has been demonstrated to be as effective as the PEG-electrolyte purge as a colonic cleanser. However, although a smaller volume of liquid is required to be ingested for effective colonic cleansing with aqueous sodium phosphate (between 1 and 2 liters of water), the taste of the solution is so foul that nausea and vomiting frequently occur.

     Claimed Advantages of Tablet for Clearing Colon Prior to Colonoscopy or Sigmoidoscopy. Craig A. Aronchick, M.D., Scott H. Wright, M.D. and William H. Lipshutz, M.D., (the "Partners") developed a tablet form of the aqueous sodium phosphate purge formulation which InKine believes avoids the two major problems associated with the current purgatives.

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

     Results of Phase IIb Dose Ranging Study. In September 1998, InKine concluded a Phase IIb dose ranging study of DIACOL to access the safety and efficacy of three different doses of DIACOL. The results of the study were as follows:

     A total of 97 patients were randomized to receive 24, 42, or 60 grams of DIACOL prior to colonoscopy to prepare their colon for examination. Half the assigned dose was self-administered the evening prior to, and half the morning of the colonoscopy. Physicians assessed efficacy by direct visualization of the colon using a 4-point scale (excellent, good, fair, inadequate/reprep). Patients assessed tolerance and compliance using a self-administered questionnaire.

     A dose-response effect was observed for the efficacy of DIACOL. One hundred percent of patients receiving the high dose, 88% of patients receiving the mid-dose and 70% of patients receiving the low dose were observed to have an "excellent" or "good" rating in their colon cleansing. The high dose group was the only group in which no patient had an "inadequate or repreparation required" rating. In the "high dose" group over 87% of patients preferred DIACOL tablets compared to ethical liquid preparations available as an alternative for colonoscopy preparation.

     Clinically insignificant changes in serum electrolytes which almost always returned to normal, or baseline values, within 48 to 72 hours were observed at all dose levels. No serious adverse events were reported in any dose group.

     InKine met with the FDA regarding the results of the Phase IIb study. Following the meeting, InKine submitted a protocol for a Phase III clinical study of DIACOL at a dose of 60 grams.

     Results of Phase III Clinical Study. In April 1999, InKine concluded two pivotal Phase III trials of DIACOL. In each trial, DIACOL tablets were as effective as cherry flavored NuLYTELY(R) liquid in the quality of colonic cleansing prior to colonoscopy. With a high degree of statistical significance, each trial also indicated that DIACOL tablets were greatly preferred by patients and were better tolerated than NuLYTELY.

     Two identical, randomized, single blind, nationwide multicenter pivotal trials compared the safety, efficacy, and patient preference of DIACOL tablets with NuLYTELY, the leading prescription purgative agent, in patients requiring colon cleansing prior to colonoscopy. Each trial included over 400 adults undergoing colonoscopy. Patients were randomized to receive either DIACOL tablets at a total dose of 60 grams or NuLYTELY at the usual total dose of 4 liters, as in the prescribing information. The gastroenterologist performing the colonscopy was not aware of which drug the patient received. Using a validated questionnaire, the gastroenterologist assessed the quality of colon cleansing.

     The pivotal trials were designed to demonstrate equivalence of DIACOL tablets to NuLYTELY, not the superiority of DIACOL tablets. In each trial, DIACOL tablets demonstrated equivalence to NuLYTELY using the statistical test that had been agreed to by the FDA. The vast majority of patients in each trial were rated as having "excellent" or "good" colon cleansing. In each trial, patients who took DIACOL tablets had a slightly better mean cleansing score than those who took NuLYTELY, but these differences were not statistically significant.

     In patients undergoing colonoscopy, the most commonly reported clinical adverse events associated with colonic purgation are bloating, nausea, abdominal pain and vomiting. In each pivotal trial, according to investigator documented adverse events, DIACOL tablets produced statistically significantly lower incidences of nausea, vomiting and bloating when compared to NuLYTELY. For the fourth symptom, abdominal pain, there was a statistically significant difference favoring DIACOL tablets in one trial, and equivalence in the other trial.

     There was no significant difference in the rate of serious adverse events between DIACOL tablets and NuLYTELY in either trial or in each trial combined. The overall rate of serious adverse events was less than 0.2% among patients who took study drug.

     In each pivotal trial, after ingesting their study medication and prior to their colonoscopy, patients completed a questionnaire evaluating their study medication. Analysis of patient questionnaires also yielded a number of statistically significant advantages for DIACOL tablets compared to NuLYTELY. In each trial, at least five times as many NuLYTELY patients were unable to complete the prescribed dose compared to patients given DIACOL tablets. In each trial, if given a choice of a purgative product for future colonoscopy, 90% of those taking DIACOL tablets and over 70% of those taking NuLYTELY liquid would prefer to take DIACOL tablets. Approximately three times as many patients reported that NuLYTELY was 'moderately' or 'extremely' difficult to ingest compared to patients ingesting DIACOL tablets. Additionally, in each trial, over fifteen times as many patients found the taste of cherry flavored NuLYTELY 'bad, barely tolerable' or 'very bad, not tolerable' when compared to patients who took DIACOL tablets. Finally, in each trial, to a high degree of statistical significance, patients taking DIACOL tablets reported less nausea, bloating, and vomiting.

     Following such favorable clinical results, InKine is preparing to submit a New Drug Application to the FDA. If approved by the FDA InKine intends to market DIACOL to gastroenterologists throughout the United States.

     Other Applications for DIACOL. InKine believes there are several other potential indications for the use of DIACOL. Colonic purgation is required in all pre-operative colonic surgical procedures and therefore could be used as a pre-operative preparation in lieu of NuLYTELY which is currently used a majority of the time. Colonic purgation is also required prior to other visualization procedures such as barium enema examinations and flexible sigmoidoscopy. InKine similarly believes that DIACOL may be effective as a laxative for chronic constipation.

     Acquisition of Proprietary Rights to DIACOL Pursuant to License Agreement. On February 14, 1997 InKine entered into the ALW License with the ALW Partnership formed by the Partners, pursuant to which InKine obtained an exclusive worldwide license, in perpetuity (subject to expiration of underlying patents and rights of termination in the event of breach by a party), to develop, use, market, sell, manufacture, have manufactured and sub-license, in the field of colonic purgatives or laxatives (the "Field of Use"), DIACOL along with ALW's body of proprietary technical information, trade secrets and know-how related thereto. A U.S. patent Non-Aqueous Colonic Purgative Formulations -- as to DIACOL (covering any solid form of administration of sodium phosphate for use as a colonic cleansing agent or as a laxative) was issued on April 1, 1997. Patents on DIACOL are pending in PCT applications designating Europe, Japan, and Canada.

     To expand its product lines under the ALW License, InKine filed a patent application covering alternative salt combinations which may be utilized in place of the sodium phosphate formulation used in DIACOL. InKine's rights under the ALW License automatically extend to improvements developed by InKine and/or ALW which are derivative of DIACOL, and InKine has a right of first refusal with respect to any new products which relate to the Field of Use but which are not derivative of DIACOL.

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

     Tumor metastasis is a multi-step process involving cell adhesion, migration, invasion, colonization of distant organs and angiogenesis. TSP-1 is a large glycoprotein secreted by platelets and synthesized by many cell types, including endothelial and tumor cells. TSP-1 has been implicated as a promoter of tumor progression and angiogenesis. A number of studies have demonstrated that TSP-1 can bind to multiple surface receptors on the same cell or bind to different receptors on different cells, including carcinoma cells. InKine believes that blocking the TSP-1 receptor may represent a novel approach for the treatment and prevention of metastasis by uniquely acting on certain steps of the metastatic cascade. By antagonizing TSP-1, cancer cell adhesion, migration, invasion and angiogenesis may all be inhibited.

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

     Dr. Tuszynski has found a specific amino acid sequence in TSP-1 that is believed to be responsible for promoting the effects of this molecule on tumor cell adhesion and metastasis. From this discovery, Dr. Tuszynski invented a series of peptide molecules, and a patent for the molecules has been allowed in the United States. These molecules significantly reduce metastasis of a mouse tumor cell line and a human tumor cell line when injected into athymic mice. Dr. Tuszynski has also developed a murine polyclonal antibody against the TSP-1 receptor which was also shown to prevent or significantly reduce metastasis in athymic mice. In June 1999 InKine filed a patent application directed to a novel sequence of the thrombospondin receptor and monoclonal antibodies directed to the same. Dr. Tuszynski investigated the pattern of distribution of the TSP-1 receptor in breast carcinoma and squamous cell carcinomas of the head and neck. His laboratory study showed strong localization of TSP-1 in the stroma of malignant tumors with little or none in benign tissue. Importantly, the receptor was expressed in carcinoma cells but was absent in normal cells. More recently similar observations were made in prostate, pancreatic and hepatocellular carcinomas.

     To determine if the presence or the amount of the specific TSP-1 receptor correlated directly to the capacity of tumor cells to invade and metastasize, immunostained carcinoma specimens from humans were subjected to computer-assisted image analysis with the purpose of quantifying the receptor density on tumor cells. Dr. Tuszynski's results found that those patients with a high positive stain score for specific receptors had a decreased overall survival rate and all developed metastatic disease within sixteen months of initial diagnosis. Patients with a low positive stain for the receptor were found to be disease-free for at least two years. These studies, coupled with preliminary studies using labeled peptides administered to animals, suggest that several diagnostic products and therapies may be derived from this technology.

     TSP-1 has been shown to modulate the behavior of endothelial and non-endothelial cells involved in the regulation of angiogenesis. Antagonists of the TSP-1 receptor appear to have effects on different steps of the angiogenic process including, endothelial cell proliferation, migration and adhesion.

     Research and Development Activities. Dr. Tuszynski has identified a hexapeptide structure which appears to prevent the spread of human tumors in animals by blocking the TSP-1 receptor. Preclinical testing is to be conducted to determine if the pharmacokinetics and safety profile warrant the introduction of this molecule into humans. InKine believes that because the lead compound contains a hexapeptide, manufacturing would be inexpensive relative to other peptide therapies. The prevention of the spread of small cell lung carcinoma has been chosen as the initial target cancer. The survival term (generally six months) for this type of cancer is extremely poor and should provide InKine with an early indication of the compound's effectiveness.

     Additionally, InKine intends to conduct an intensive program using combinatorial chemistry capabilities to identify small organic molecules which block the TSP-1 receptor. InKine is in a position to accomplish this since Dr. Tuszynski cloned the TSP-1 receptor, thus providing InKine with chemical screening capability which did not previously exist.

     To develop this product, InKine intends to explore corporate partnerships because of the expense involved in developing an agent used to treat or prevent the spread of cancer. InKine has begun preliminary discussions with several multinational pharmaceutical companies but there can be no assurance that a corporate partnership or any cooperative agreement will be consummated.

     License of Proprietary Rights. InKine has licensed the rights to all the U.S. and foreign patents and patent applications relating to Thrombospondin Technology and the rights to all future research and development of the Thrombospondin Technology conducted in Dr. Tuszynski's laboratory from Dr. Tuszynski and MCP. The patents, pending patent applications and future patent applications cover or are expected to cover areas such as composition of matter for a number of peptides with anti-metastatic activity, a novel cell surface receptor which is important to the metastatic process, a monoclonal antibody to such cell surface receptor and cancer diagnostic applications, in addition to potential applications and methods of inhibiting thrombotic activity and enhancing wound healing, among other indications.


    Fc RECEPTOR TECHNOLOGY

     Autoimmune and Inflammatory Diseases: Background and Statistics. Millions of patients in the United States suffer from a variety of serious autoimmune disorders such as rheumatoid arthritis, lupus, Graves Disease and others, including ITP. All of these disorders are antibody-mediated and involve antibody-coated complexes which are central to disease pathophysiology. In almost all cases, the current therapy of choice is to administer glucocorticoids, such as prednisone at high doses and/or for extended periods of time. Unfortunately there are many complications of glucocorticoid treatment; adverse events are common and involve many major organ systems.

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

     Most patients with ITP require chronic daily therapy over months or years. InKine believes, therefore, that if CBP-1011 is successfully developed and approved by the FDA, a significant market for CBP-1011 as a chronic daily therapy may develop.

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


     Treatment Options; Glucocorticoid; Progesterone. InKine believes that a number of autoimmune diseases may be treated by modulation of the Fc receptor. For example, ITP, autoimmune hemolytic anemia, lupus and other systemic vasculitis disorders (such as polyarteritis nodosa, Wegener's granulomatosis, lymphomatoid granulomatosis and

Sjogren's Syndrome) and rheumatoid arthritis are all antibody-mediated and generally responsive to steroids. InKine further believes that by concentrating on careful elucidation of mechanisms of autoimmune diseases and the role of macrophage Fc receptors in the pathophysiology of these disorders, a series of useful therapeutic agents can be identified.

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

     InKine has focused its development efforts on a search for agents which inhibit the clearance of antibody complexes without the accompanying toxicities observed for many glucocorticoids. In that context, it has observed that some progesterones may demonstrate the desired down-regulatory effect on macrophage Fc receptor expression and antibody clearance but some may exert potentially undesirable hormonal effects. Estrogens, meanwhile, enhance macrophage Fc receptor expression and immune clearance. For treatments of diseases characterized by interactions of IgG-containing immune complexes with macrophage Fc receptors, InKine concentrated on progesterone derivatives which do not cause the toxicities seen with glucocorticoids.

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

     Human clinical data in ITP is currently being collected for CBP-1011 in a pivotal Phase III trial. InKine believes this ITP program will represent clinical proof of principle for autoimmune disease states and that an attractive molecular-based rationale exists for potential effectiveness in lupus, rheumatoid arthritis and other autoimmune diseases. Steroids are usually effective in the treatment of a number of autoimmune diseases and have a rapid effect. In addition to their ability to down-regulate Fc receptor production, a second major mechanism of action of glucocorticoid therapy in autoimmune disease is the inhibition of the release of biologically active products from macrophage and other phagocytic and non-phagocytic cells.

     CBP-1011's mechanism of action is similar to that of glucocorticoids on the regulation of macrophage Fc receptor production and results in diminution of IgG-containing complex engulfment. Given this insight, InKine believes that exploring related compounds with an improved safety profile over glucocorticoids and progestins in lupus and rheumatoid arthritis has merit.

     Upon successful development of CBP-1011, InKine anticipates that it will be more readily accepted by patients because it will be better tolerated and available as an oral formulation with a reduced side effect profile as compared to IVIG, WinRho, or prednisone, although no assurance as to successful development or patient acceptance can be given. CBP-1011 is a steroid analog, demonstrating steroid-like properties but without the side-effect profile commonly associated with glucocorticoids. An extensive body of experience in human use exists and the drug is well characterized. No significant estrogenic activity has been observed to date with CBP-1011.

     Summary of Clinical Data. To date there have been two studies completed that have assessed the effects of CBP-1011 on the platelet count of patients with ITP. The results of the two studies indicate that CBP-1011 appears safe and effective in the treatment of patients with ITP. A positive response, as indicated by an increase in platelet count of at least 20,000/mm3 over baseline was noted in 14 of 19 treated patients, while adverse events were transient in nature and did not, with few exceptions, cause the patients to discontinue from the trial.

     Phase III (Pivotal) Trials Program; Trial Design. The United States pivotal trial being conducted calls for 100 evaluable ITP patients to be enrolled at approximately 38 sites in the United States. Patients must be newly diagnosed or previously responsive to prednisone. Patients will be required to have a mean platelet count between 15,000 and 75,000/mm(3) at entry. The primary efficacy endpoint was defined as an increase in baseline platelet count of > 20,000/mm(3). Dosing in this open-label, historically controlled, 42-day course of treatment, commenced in March 1998.

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

     Interim Results of Phase III Data of CBP-1011. In June 1999, InKine announced after reviewing unaudited interim Phase III efficacy and safety data with the FDA that CBP-1011 appeared to benefit certain patients with ITP without the side effects that would normally be seen with the chronic administration of "classical steroids", such as prednisone. Discussions with the FDA regarding the data to date were favorable and InKine decided to continue the pivotal Phase III trial. Additionally, CBP-1011 will be reformulated from its current capsule formulation to a tablet formulation. This will take several months to complete and will require a single-dose pharmacokinetics study to compare the new and old formulations.

     Additional Therapeutic Opportunities Identified in the Fc Receptor Program. In addition to the autoimmune program, InKine is pursuing two other novel programs: serious infection and asthma/allergy. The relationship of the Fc receptor to these disease areas has been identified and a number of preclinical studies have been performed.

     Dr. Alan D. Schreiber, M.D., who is conducting sponsored research for InKine, demonstrated and published in peer-reviewed journals the feasibility of conferring engulfment (phagocytic) properties to cells which are not normally capable of phagocytosis by nature. In collaboration with a leading gene therapy researcher, this conversion was possible by administering Fc receptor gene cDNA to the cells of interest. The feasibility of converting a non-phagocytic cell to a phagocytic cell could represent a critical step in the body's fight against infectious microorganisms. Dr. Schreiber has developed novel therapeutic strategies to facilitate the removal of bacteria from the lung and from the systemic circulation (via the liver). Such new therapies might be used in association with antibiotics for the treatment of serious pulmonary or systemic infections and in the prevention of the onset of infection in disorders predisposed to bacterial or opportunistic infections.

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

     A number of United States and foreign patent applications have been filed, eight of which have been allowed in the United States which describe methods of inhibiting or stimulating phagocytosis and methods of modulating clearance of immune complexes. If the patents are issued, they will relate to therapies for infectious diseases, asthma/allergy and autoimmune diseases.

     License of Proprietary Rights. Rights to the Fc Receptor Technology are owned by the University of Pennsylvania, pursuant to which InKine has obtained an exclusive worldwide license for the term of the patents covered thereunder, to make, have made, use, sell and to exploit all patent and other rights under this license.

MANUFACTURING

     InKine does not have the resources, facilities or capabilities to manufacture any of its proposed products. InKine has no current plans to establish a manufacturing facility. InKine expects that it will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of its proposed products in accordance with regulatory standards. InKine's dependence on third parties for manufacturing may adversely affect operating results as well as InKine's ability to develop and deliver products on a timely and competitive basis.

     Contract manufacturers may utilize their own technology, technology developed by InKine, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology and have ownership of the Drug Master File, InKine's reliance on such contract manufacturer is increased, and InKine may have to obtain a license from such contract manufacturer to have its products manufactured by another party. Technology transfer from the original contract manufacturer may be required. There can be no assurance that any such license will be available on terms acceptable to InKine, or, if available, that such technology will be successfully transferred to InKine. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary Drug Master File held by a contract manufacturer. FDA approval of the new manufacturer and manufacturing sight would also be required. There can be no assurance that any such transfer can be completed.

MARKETING & SALES

     In order to market any of its products directly, InKine must develop a marketing and sales organization. There is no assurance that InKine has the ability or the resources to develop a marketing and sales organization. However, InKine may elect to enter into agreements with established pharmaceutical companies with respect to the marketing of one or more of its products. Such agreements may be exclusive or non-exclusive and may provide for marketing rights worldwide or in specific markets.

COLLABORATIVE ARRANGEMENTS; RESEARCH AND LICENSE AGREEMENTS

     InKine has rights under license agreements to several patents and patent applications under which InKine expects to owe milestone payments and royalties on sales of certain of its proposed products. Additionally, certain of these agreements also provide that if InKine elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then InKine's exclusive rights to such technology would terminate. InKine also funds research at certain institutions, and these relationships may provide InKine with an option to license any results of the research.

GOVERNMENT REGULATION

     The production and marketing of InKine's products and its research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, biological products, drugs and diagnostic products are subject to rigorous review by the FDA. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, refusal of the government to approve product and/or license applications or to allow InKine to enter into government supply contracts, the withdrawal of previously approved applications and criminal prosecution.

     In order to obtain FDA approval of a new product, InKine must submit proof of safety, purity, potency and efficacy. Such proof entails extensive and time-consuming preclinical and clinical testing. The results of preclinical studies are submitted to the FDA as part of an Investigational New Drug Application ("IND"). Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Once the IND is reviewed, human clinical trials may be conducted. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or healthy volunteer subjects primarily for safety at one or more doses. During Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the Institutional Review Board reviewing and monitoring the trials, must be submitted to the FDA prior to commencement of each clinical trial. Various reports must be submitted to the FDA during the course of the trials, and the FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

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

     There is no assurance that the FDA will act favorably or quickly in reviewing submitted applications, and significant difficulties or costs may be encountered by InKine in its efforts to obtain FDA approvals that could delay or preclude InKine from marketing any products it may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained.

     Continued compliance with all FDA requirements and conditions in an approved application, including those concerning product specification, manufacturing process, validation, labeling, promotional material, recordkeeping and reporting requirements, is necessary for all products. Failure to comply could lead to product recall or other FDA-initiated actions, which could delay further marketing until the products are brought into compliance. Even after any approval by the FDA and foreign regulatory authorities, products may later exhibit adverse effects that could prevent their widespread use or necessitate their withdrawal from the market.

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

PATENT AND PROPRIETARY RIGHTS; LICENSED TECHNOLOGY

     InKine's success will depend in part upon its ability to obtain patent protection for compounds, uses of compounds, and processes. Patent matters involve complex legal and factual issues, and can be highly uncertain. There can be no assurance that any patent applications now pending or filed in the future will result in patents being issued or that any patents now held by or licensed to InKine, or issued or licensed to InKine in the future, will afford any competitive advantages for InKine, will not be challenged by third parties, or cannot be designed around by others. The cost of litigation to uphold the validity and prevent infringement of patents and to enforce licensing rights can be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to InKine or design around the patented aspects of such technology. In addition, there can be no assurance that the products and technologies InKine will seek to market will not infringe patents or other rights owned by others, licenses to which may not be available to InKine.

     InKine also relies upon unpatented proprietary technology, and may determine in appropriate circumstances that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurances can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or that InKine can meaningfully protect its rights in such unpatented proprietary technology. Additionally, if InKine is unable to obtain strong proprietary rights protection of its products after obtaining regulatory clearance, competitors may be able to market competing products by obtaining regulatory clearance, by showing equivalency to InKine's product, without being required to conduct the lengthy clinical tests required to be conducted by InKine.

     InKine has rights under license agreements to several patents and patent applications under which InKine expects to owe milestone payments and royalties on sales of certain of its proposed products. Additionally, certain of these agreements also provide that if InKine elects not to pursue the commercial development of any licensed technology, or does not adhere to an acceptable schedule of commercialization, then InKine's exclusive rights to such technology would terminate.

COMPETITION

     The biopharmaceutical industry is highly competitive, including the industry segments related to (i) receptor based technologies, which include the Fc Receptor Technology, (ii) purgative agents for clearing the colon, which include DIACOL, and (iii) the treatment and prevention of cancer, which includes the Thrombospondin Technology. InKine is likely to encounter significant competition with respect to its product candidates currently under development, including, but not limited to, competition from (a) La Jolla Pharmaceutical Company, GeneLabs Technologies, Inc., IDEC Pharmaceuticals Corporation, Immune Response Corporation, Autoimmune, Inc. and Anergen, Inc. with respect to the treatment of diseases targeted by the Fc Receptor Technology; (b) Braintree Laboratories, Inc., Schwarz Pharma Inc. and C.B. Fleet Company, Inc. with respect to the product applications targeted by DIACOL; and (c) Boston Life Sciences, Inc., Entremed, Inc. and Human Genome Sciences, among others with respect to the treatment of diseases targeted by the Thrombospondin Technology.

OTHER FACTORS TO BE CONSIDERED

     InKine's business is subject to a number of risks and uncertainties. In addition to the other information contained in this Annual Report on Form 10-K, the following risks factors should be carefully considered.

     InKine has no products, and it may take years before InKine has a fully developed product that InKine can manufacture, market and sell to realize revenues.

     InKine has not completed the development of any product to date. Accordingly, InKine has not begun to market or generate revenues from any of its products. It will be several years, if ever, before InKine could realize significant revenues from product sales or royalties.

     InKine's technologies and products under development require significant, time-consuming and costly research, development and testing prior to their commercialization. InKine's research and development efforts could fail to produce safe, effective products with therapeutic or diagnostic benefits.

     Even if InKine successfully develops its products and they receive all necessary approvals, InKine may not be able to effectively market or manufacture its products. InKine will seek to enter into strategic alliances or collaborative arrangements with marketing and manufacturing companies. InKine may experience difficulty entering into these arrangements. Even if InKine succeeds, there can be no assurance that the arrangements will be successful. InKine or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing, marketing and commercialization and obsolescence of product candidates. The failure by InKine or its collaborators to successfully address these problems and delays could have a material adverse effect on InKine's business, financial condition and results of operations.

     InKine needs substantial additional financing to continue its operations beyond fiscal year 2000.

     InKine will require substantial additional funds to develop, manufacture and market its products. These funds will be necessary for the following:

     - Research and development, including preclinical studies and clinical trials;

     -    Seeking regulatory approval;

     -    Developing manufacturing and distribution capabilities; and

     -    Funding growth opportunities.

     InKine expects that its current capital resources will be adequate to fund its operations through fiscal year 2000. Unanticipated events may occur that will make InKine's capital resources insufficient to fund its activities through that date. InKine's future capital requirements will depend on several factors, including the following:

     -    Continued progress in its research and development activities;

     -    Progress with preclinical studies and clinical trials;

     -    Prosecution and enforcement of patent claims;

     -    Technological and market developments;

     -    InKine's ability to establish product development arrangements;

     -    The cost of manufacturing scale-up and effective marketing activity;
          and

     -    Joint marketing development or other collaborative arrangements.

     In order to obtain the substantial additional funds that InKine will require through fiscal year 2000 and beyond, InKine intends to seek financing from a variety of sources, including, public or private financings, including equity or debt financings and collaborative arrangements with corporate partners and others.

     Additional equity financings may cause further dilution to current shareholders. No assurance can be given that additional financing will be available when needed, if at all, or on terms acceptable to InKine. If adequate additional funds are not available, InKine will be required to delay, scale back or eliminate all or certain of its research or development activities and marketing efforts. InKine may also be forced to license to third parties certain products or technologies that InKine would otherwise attempt to develop itself.

     InKine has no manufacturing capability or experience, and will therefore have to rely on third party manufacturers to complete all regulatory requirements of drug product development.

     Regulatory requirements call for the production of qualification lots of drug product on a commercial scale which is equivalent to the process used to manufacture the drug product tested in all Phase III clinical studies. Failure to replicate a drug product process on a commercially viable scale could result in a rejection of approval by the FDA or delay the timing of an NDA submission. To date, InKine has not completed the validation lots of DIACOL and there is no assurance that InKine will be able to produce DIACOL on a commercially viable scale or that it will be able to repeat the process used to manufacture the Phase III clinical lots of DIACOL. InKine's inability to manufacture DIACOL would significantly delay InKine's commercialization of this product. InKine is working with Pharmaceutical Manufacturing Research Services ("PMRS"), a contract manufacturer, with regard to development by PMRS of a GMP (Good Manufacturing Practice) tablet formulation process to manufacture drug product for DIACOL on a commercial scale.

     Additionally, in the event that DIACOL is not manufactured at PMRS, InKine will need to secure other manufacturing arrangements. The process developed by PMRS is proprietary, and in the event InKine desires to utilize, or have another party utilize such technology, InKine may be required to make license payments to PMRS. No assurance can be given that any such process would be accepted by the FDA.

     InKine also expects to conduct manufacturing development activities for its other products under development. InKine is currently working with outside contractors for the production of CBP-1011. InKine expects to expend significant resources in the production of CBP-1011 and any other compounds under development, and there can be no assurance that these efforts will be successful.

     Once developed, InKine's products will need to be manufactured in large scale commercial quantities under strict GMP requirements prescribed by the FDA. Because InKine has no manufacturing capabilities, it will need to depend on collaborators, licensees or contract manufacturers for the manufacture of its products. InKine may not be able to enter into acceptable manufacturing arrangements and, even if it does, InKine will have limited control over the manufacturers. There can be no assurance that the manufacturers will perform their obligations in a satisfactory manner.

     InKine has begun the process of seeking acceptable manufacturers for its products. For example, InKine has identified a commercial manufacturer to handle the production of DIACOL upon receiving FDA approval of the drug. In addition, InKine is in the process of securing a commercial manufacturer for the production of CBP-1011. There can be no assurance that InKine will be able to enter into any of these manufacturing arrangements on acceptable terms, if at all.

     The FDA and other government agencies require extensive clinical testing before biopharmaceutical products may be sold to consumers.

     The research, testing, manufacture, distribution, advertising and marketing of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States and other countries. For example, the FDA requires Phase I, II and III clinical trials on all biopharmaceutical products. The FDA must also confirm that current good manufacturing practices were maintained during testing and manufacturing. This process can take many years and requires substantial resources.

     The FDA may not act favorably or quickly in reviewing submitted applications. InKine may experience significant difficulties or costs as it attempts to obtain FDA approvals. Such difficulties and costs could delay or preclude InKine for marketing any products it may develop. The FDA may require post-marketing testing and surveillance to monitor the effects of approved products. The FDA may also place conditions on any approvals that could restrict the commercial applications of such products. If InKine fails to comply with these standards, the FDA may withdraw its product approval.

     InKine is currently developing its products, however, none of InKine's products have been approved by the FDA.

     InKine's products are in various stages of development and the FDA approval process, as set out below.

     The Fc Receptor Technology

     InKine is evaluating a number of product opportunities for the Fc Receptor Technology, including the development of drugs for autoimmune diseases and other diseases, including asthma, allergy and certain serious infectious diseases, which will require strategic alliances with other entities. No assurance can be given regarding InKine's ability to establish these alliances, or their successful timing. The compound CBP-1011, which targets the Fc Receptors, is currently in Phase III clinical trials for the treatment of ITP. There can be no assurance that CBP-1011 will prove to be safe and have the desired effect in clinical trial. There can be no assurance that it will receive the required FDA and other regulatory approvals. Even if the approvals are obtained, there can be no assurance that InKine or its collaborators will be able to successfully commercialize CBP-1011.

     The Thrombospondin Technology

     InKine is evaluating a number of product opportunities for the Thrombospondin Technology, which is in the preclinical stage of development, including its use as an agent to inhibit tumor metastasis and as a cancer imaging agent. InKine will seek to expand the research and development of Thrombospondin Technology applications primarily through strategic alliances with other entities. No assurance can be given as to InKine's ability to establish these alliances or the success of the ongoing research concerning the Thrombospondin Technology.

     DIACOL

     A Phase I and Phase IIb dose ranging have been completed for DIACOL. In April 1999, InKine concluded two pivotal Phase III clinical trials of DIACOL. In each trial, DIACOL tablets were as effective as cherry flavored NuLYTELY Liquid in the quality of colonic cleansing prior to colonoscopy. With a high degree of statistical significance, each trial also indicated that DIACOL tablets were better tolerated than NuLYTELY and were greatly preferred by patients. InKine is preparing to submit a NDA for DIACOL to the FDA. There can be no assurance that the NDA will be accepted by the FDA or that additional Phase III clinical trials will not be required.

     To date, no NDA has been submitted to the FDA for any product candidate being developed by InKine and there can be no assurance that any the product or compound will ever be submitted. InKine has not obtained approval by the FDA or any other regulatory authority for marketing any drug. There can be no assurance that there will even be approval for the FDA or any other regulatory authority for any products developed by InKine or that InKine will be able to obtain the labeling claims desired for its products or compounds. Data obtained from preclinical studies and clinical trials are subject to varying interpretations, which could delay, limit or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review. Similar delays also may be encountered in foreign countries. Any denials or delays in obtaining the requisite approvals would likely have a material adverse effect on InKine.

     InKine may never achieve a profitable level of operations.

     InKine has incurred net operating losses since its inception on July 1, 1993. As of June 30, 1999, InKine had an accumulated deficit of approximately $23.1 million. InKine expects to incur additional losses in the foreseeable future. These losses are expected to increase and be substantial as InKine moves closer to commercialization of its first product candidate, DIACOL. InKine also expects its losses to increase as it expands its research and development activities.

     In addition, InKine has granted or committed to grant shares and options to founding scientists and consultants to acquire an aggregate of 1,595,000 shares of Common Stock. The issuance of these shares and options with respect to 950,000 shares will be subject to the satisfaction of product development milestones tied to FDA filings and approvals and InKine's achievement of certain net sales targets. InKine will incur substantial non-cash charges to earnings equal to the fair value of these options, which will be charged to operations at the time these milestones are achieved. Increases in InKine's net operating loss or operating losses per share could have an adverse effect on InKine's ability to secure additional financing.

     InKine has no marketing, distribution or sales capabilities and little experience in these areas. InKine will need to rely on third parties or develop an internal sales and marketing group.

     InKine has limited experience in marketing, distributing and selling pharmaceutical products. InKine will need to develop an internal staff or rely on collaborators, licensees or on arrangements with other third parties to provide for the marketing, distribution and sales of its products. InKine may not be able to enter into acceptable marketing, distribution or sales arrangements with third parties and, even if it does, InKine will have limited control over the third parties. There can be no assurance that the third party will perform its obligations in a satisfactory manner.

     Substantially all of InKine's competitors have greater financial and technological resources, better sales and marketing capabilities and more experience in research and development than InKine.

     InKine is developing products that will compete in three very competitive segments of the biopharmaceutical industry. The three segments are those which include (i) receptor based technologies, which include the Fc Receptor Technology, (ii) purgative agents for clearing the colon, which include DIACOL, and (iii) the treatment and prevention of cancer, which includes the Thrombospondin Technology. Based on total assets and revenues, InKine is significantly smaller than the majority of its competitors in these segments. Therefore, InKine is likely to encounter significant competition with respect to each of its product candidates primarily from the following competitors among :


                               PRODUCT CANDIDATES

                  DIACOL                      Fc Receptor Technology          Thrombospondin Technology
COMPETITORS       Braintree Laboratories,     La Jolla Pharmaceutical         Boston Life Sciences,
                      Inc.                           Company                        Inc.
                  Reedco, Inc.                GeneLabs Technologies,          Entremed, Inc.
                  C.B. Fleet Company,             Inc.                        Human Genome Sciences
                      Inc.                    IDEC Pharmaceuticals
                  Schwarz Pharma Inc.             Corporation
                                              Immune Response
                                                  Corporation
                                              Autoimmune, Inc.
                                              Anergen, Inc.

     The financial strength of InKine's competitors is particularly important in the biopharmaceutical industry, where technological innovations occur rapidly. These technological innovations can dramatically effect the price and effectiveness of a product line, and they can render a competing product line obsolete. Therefore, InKine's competitors may use their financial resources to develop competitive products that are cheaper and more effective than InKine's products. These competitive products may render InKine's products obsolete. Even if InKine's competitors do not develop better and more cost effective products, they may be more successful than InKine in manufacturing and marketing their products. InKine's competitors have greater financial resources, and have developed successful sales and marketing programs. InKine has not developed any sales and marketing programs.

     In addition to InKine's competitors in the biotechnology industry, colleges and universities, hospitals, government agencies and other research organizations are conducting research and seeking patent protection for a variety of products which may compete with InKine's products. Any of these organizations could develop products which could render InKine's products obsolete or non-competitive.

     InKine's rights to develop all of its products are held pursuant to license agreements. If any of these license agreements are terminated, the licensor could demand the return of the licensed compound or technology and InKine would no longer be able to develop, manufacture or sell the product covered by that license.

     InKine has acquired the worldwide exclusive rights to DIACOL, the Fc Receptor Technology and the Thrombospondin Technology under various license agreements. Each of the licensors under these agreements may terminate the license prior to its expiration date under certain circumstances, including InKine's failure to comply with product development commitments specified in the licenses. For example, certain of InKine's licensing arrangements require specified levels of research and development expenditures by InKine. If a license agreement is terminated, the licensor could demand the return of the licensed compound or technology to the licensor, and

InKine would have to cease developing, manufacturing or selling the product covered by that license. The termination provisions of each of the licenses for InKine's products are outlined below.

     The Fc Receptor Technology

     The license with respect to the compounds comprising the Fc Receptor Technology may be terminated by the licensor based on InKine's future performance with respect to product development and InKine's failure to make certain royalty payments. InKine is currently in compliance with all of the requirements necessary to continue this license, but there can be no assurance that it will continue to meet these obligations.

     The ALW License for DIACOL

     The ALW License, which covers DIACOL, may be terminated by the licensor based on InKine's failure to commit certain development funding and make certain royalty payments. InKine is currently in compliance with all of the requirements necessary to continue this license, but there can be no assurance that it will continue to meet these obligations. In addition, InKine's rights under the ALW License will no longer be exclusive, and the minimum royalty payment will no longer be due (although decreased accrual royalty payments will be due) if there is no valid or enforceable patent on DIACOL or any other product under the ALW License. InKine will owe royalties to the ALW Partnership on all sales of DIACOL in the future.

     The Thrombospondin Technology Royalty Agreement

     InKine will owe the licensors royalties for the Thrombospondin Technology based on sales. InKine will also owe the licensors options to purchase an aggregate of up to 250,000 shares of common stock of InKine. The options shall be issuable by InKine equally to MCP and Dr. Tuszynski upon the achievement of certain milestones and targets. In addition, InKine will be obligated to pay MCP royalties of 2% on net sales of the product based on the Thrombospondin Technology by InKine or any of its sublicensees, and 10% of any consideration received by InKine upon the achievement of certain milestones in connection with the Thrombospondin Technology. Finally, InKine is to pay MCP $200,000 per year to fund sponsored research for a minimum of two years, plus an additional $200,000 for a third year upon FDA acceptance, if any, of a Company-sponsored IND and $200,000 for a fourth year upon successful completion, if any, of a Phase II clinical trial. InKine is currently in compliance with all of the requirements necessary to continue this license, but there can be no assurance that it will confirm to meet these obligations.

     The termination of any of InKine's licenses or the loss of exclusivity under any of the licenses could have a material adverse effect on InKine's business, financial condition and results of operations because InKine may no longer be able to develop, manufacture or sell its products.

     InKine does not have patent protection for all its products. Without patent protection, InKine faces the risk of competitors developing similar products which could render InKine's products obsolete or potentially infringe on the patents of others. Even if InKine has or receives patent protection, the patent may not afford adequate protection for InKine's invention, particularly in the biopharmaceutical patent area, where the scope of patents is often difficult to determine.

     One of the products in InKine's family of compounds, CBP-1011, is not patentable. InKine expects this compound will receive protection based on approval for an Orphan Drug indication. As a result, InKine will have an exclusive right to commercialize the compound for that particular indication for seven years. No assurance can be given that the compound will in fact receive such protection. The other compounds, consisting of DIACOL and the TSP-1 peptide, are the subject of patents and/or patent applications. Although InKine believes that such patents and patent applications will cover InKine's rights to use such technologies and product candidates in the United States, there can be no assurance patents that have been issued, or additional patents, if any, that will issue from pending patent applications, will afford adequate protection against competitors or companies with competitive product candidates or technologies.

     A U.S. Patent issued in April 1997 covering the use of DIACOL prior to colonoscopy and other uses and procedures, but patents on DIACOL are pending in applications filed under the Patent Cooperation Treaty ("PCT") which designate Europe, Japan and Canada. In addition, InKine has obtained the rights to foreign patents pending and intends to apply for additional patents in foreign jurisdictions covering its products and technologies. No assurance can be given that any additional foreign patents will be issued or, if issued, that they will afford adequate protection against foreign competitors or foreign companies with competitive product candidates or technologies. In addition, there can be no assurance that any domestic or foreign patents issued will not be challenged, invalidated or circumvented, or that the scope of any claims granted thereunder will provide meaningful proprietary protection or competitive advantages to InKine, or, if challenged, that a court will find the patents to be valid and enforceable. To date, there has emerged no consistent policy regarding the breadth of claims that are properly accorded to biotechnology patents. The commercial success of InKine will also depend upon avoiding infringement of patents issued to competitors. InKine has not conducted an independent search to determine the existence of any patents similar to those covering DIACOL or the Thrombospondin Technology.

     InKine's product candidates, DIACOL and CBP-1011 are still in the development stage, and neither their formulations nor their methods of manufacture have been finalized. No assurance can be given that the manufacture, use or sale of InKine's product candidates will not infringe patent rights of others. There can be no assurance that a license will be available to InKine, if at all, upon terms and conditions acceptable to InKine or that InKine will prevail in any patent litigation. If InKine does not obtain a license under any such patents held by others, if such infringement claims are found to be valid, or if InKine is not able to have such competing patents declared invalid, InKine may be liable for significant money damages, may encounter significant delays in bringing DIACOL and CBP-1011 to market, or may be precluded from participating in the manufacture, use or sale of these products or methods of treatment covered by such patents.

     If InKine's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to InKine's product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become InKine's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of InKine's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on InKine.

     Certain of InKine's patents, in particular the TSP-1 technology and Fc-receptor technology may cover inventions developed with funds from United States government agencies or within academic institutions from which InKine acquired rights to such patents. As a result of these arrangements, the United States government or such academic institutions may have rights to certain inventions, including rights to the royalty-free use, but not sale, of the invention or technology for its own purposes.

     InKine will depend on reimbursement from third-party payors to reach its sales goals. Third-party payors routinely limit reimbursement coverages and exert pressure to reduce prices. InKine may receive less than full reimbursement from government and other third party payors, and therefore InKine may have less revenues from sales than if it had direct payments from its potential customers.

     Successful sales, if any, of InKine's products in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations and private insurance plans. Reimbursement by a third-party payor may depend upon a number of factors, including the payor's determination that use of a product is safe and efficacious, medically necessary, appropriate for the specific patient, cost effective and neither experimental nor investigational. Since reimbursement approval is required from each payor individually, seeking these approvals is a time-consuming and costly process. Third-parties routinely limit reimbursement coverage and in many instances are exerting significant pressure on medical suppliers to lower their prices. Significant uncertainty exists concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology. There is no assurance that third-party reimbursement will be available for InKine's products, or that this reimbursement, if obtained, will be adequate. Less than full reimbursement by governmental and other third-party payors for products developed by InKine would adversely affect the market acceptance of these products and would also have a material adverse effect on InKine's results of operations. Health care reimbursement systems vary from country to country. As a result, InKine cannot assume that third-party reimbursement will be made available for InKine's products under any foreign reimbursement system.

     Approximately 10.5 million, or 45% of InKine's total outstanding shares, have been or will be registered for resale upon the exercise of currently exercisable warrants and options. The exercise of these warrants or options could affect InKine's ability to obtain additional equity investors and could cause the market price of the common stock to drop.

     InKine has registered the following shares for resale without restriction upon the exercise of currently exercisable warrants and stock options:

     - Approximately 1.7 million shares underlying warrants issued to placement agents;

     - Approximately .5 million (after anti-dilution adjustment) shares underlying a warrant issued to an investment banking firm in October 1995;

     - Approximately 3.9 million shares issuable upon exercise of options granted under InKine's Stock Option Plan; and

     - Approximately 1.8 million shares issuable upon exercise of options granted under InKine's Consultant Stock Option Plan.

     In addition, InKine has reserved approximately 2.4 million shares for issuance upon exercise of options granted to Dr. Jacob, InKine's Chairman and Chief Executive Officer, and approximately .2 million shares to certain consultants, which have not been registered. Many of these options and warrants are likely to be exercised at a time when InKine might be able to obtain additional equity capital on more favorable terms. The exercise of the warrants and options and the sale of the underlying shares could have a negative impact on InKine's ability to raise new equity capital.

     The relatively low level of trading in InKine's common stock may make it highly volatile.

     InKine's common stock trades on the Nasdaq SmallCap Market. The market price of the common stock, like that of many other development-stage public pharmaceutical or biotechnology companies, has been highly volatile and may remain so for the foreseeable future. In addition, InKine's common stock has been thinly traded on the Nasdaq SmallCap Market, which may affect the ability of InKine's stockholders to sell shares of the common stock in the public market. There can be no assurance that a more active trading market will develop in the future.

     InKine may be delisted from the Nasdaq SmallCap Market if it cannot meet Nasdaq's listing criteria. Specifically, InKine's stock is at risk for dropping below the minimum bid price requirement of $1.00 per share. If Nasdaq delists InKine's stock, shareholders will have a much more difficult time selling their shares.

     InKine must meet specific requirements in order to maintain a listing of its common stock on the Nasdaq SmallCap Market. InKine cannot be sure that it will continue to meet these requirements. For example, Nasdaq requires a minimum bid price of $1.00 per share and InKine's common stock dropped below $1.00 per share on several occasions in the first two quarters of fiscal year 1999 but was not delisted.

     In the event of any delisting, investors would have to conduct trading in the over-the-counter market. InKine's stock would trade on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate price quotations for, InKine's securities. If InKine's stock was delisted, and if it traded at prices below $5.00 per share, it would also be subject to so-called "penny stock" rules. These rules impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting from the Nasdaq SmallCap Market, if it were to occur, could affect the ability of broker-dealers to sell the common stock and the ability of InKine's stockholder to sell their securities in the secondary market.

     InKine's products bear certain product liability risks inherent in biopharmaceutical products, and therefore, InKine could face significant liability if claims are asserted against it for problems relating to the clinical trials or subsequent sale of its products to consumers.

     InKine's business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of the products being developed by InKine. There can be no assurance that if InKine's product candidates are developed and marketed, product liability claims will not be asserted against InKine, its collaborators or licensees. The use of products developed by InKine in clinical trials and the subsequent sale of these products is likely to cause InKine to bear all or a portion of those risks. These litigation claims could have a material adverse effect on the business or financial condition of InKine.

     The license covering the Fc Receptor Technology requires InKine to maintain general liability and product liability insurance in amounts not less than $2,000,000 per occurrence and $4,000,000 in the aggregate upon commencement of human clinical trials. InKine currently maintains a product liability policy covering it and its subsidiaries in the amount of $2,000,000 per occurrence and $4,000,000 in the aggregate. InKine intends to maintain product liability insurance in per-occurrence and aggregate amounts as are believed by InKine to be adequate under the circumstances. There can be no assurance, however, that insurance coverage would be adequate to protect InKine against future claims or that a medical malpractice claim or other claims.

     InKine's Certificate of Incorporation and New York corporate law have provisions that could restrict a potential takeover of InKine. These provisions could discourage bids for the common stock at premium prices, reduce the market price of the common stock and potentially limit the voting and other rights of the holders of common stock.

     The Certificate of Incorporation of InKine authorizes 5,000,000 shares of "blank check" preferred stock, which may be issued without shareholder approval. InKine's Board of Directors can designate the rights and preferences of the preferred stock. The Board of Director's authority to issue and fix the rights and preferences of this stock may have the effect of delaying, deterring or preventing a change in control of InKine. In addition, issuing preferred stock may discourage bids for the common stock at a premium over the market price and may adversely affect market price for the common stock, and the voting rights and other rights of the holders of the common stock.

     New York corporate law places restrictions on transactions with beneficial holders of 20% of the outstanding voting shares of a corporation. This restriction could reduce the potential for a takeover of InKine and therefore reduce the chances of shareholders receiving a premium for their shares over the market price.

     InKine may acquire additional pharmaceutical products either through the acquisition of a business, license or otherwise, and there can be no assurance that InKine can successfully and profitably integrate any new business into its own.

     One of InKine's strategies is to acquire, or acquire rights to develop and commercialize, additional pharmaceutical products. While InKine may accomplish this objective by entering into licensing arrangements with the owners of patents and proprietary technology, such as they did with respect to DIACOL, InKine may also acquire established businesses through business acquisitions, including corporate mergers, for the purpose of acquiring the rights to product candidates and products. There can be no assurance that InKine will be able to effect any acquisitions on terms believed to be favorable to InKine, or successfully integrate into its operations any business it may acquire.

     Under New York law, various forms of business combinations can be effected without stockholder approval. Accordingly, InKine's stockholders likely will not receive or otherwise have the opportunity to evaluate any financial or other information which may be made available to InKine in connection with any future acquisition and must rely entirely upon the ability of management in selecting, structuring and consummating acquisitions that are consistent with InKine's business objectives. Although InKine will endeavor to evaluate the risks inherent in a particular acquisition, there can be no assurance that InKine will properly ascertain or assess all significant risk factors prior to consummating any acquisition.

     InKine relies heavily on independent contractors for important aspects of its business. There can be no assurance that these contractors will provide timely service or otherwise honor their obligations to InKine.

     InKine relies on independent contractors, independent organizations, advisors and consultants who are employed on a part-time basis to provide services, including substantially all aspects of manufacturing, regulatory approval and clinical management. The provision of these services on a part-time basis presents potential conflicts of interest with respect to other professional or employment positions that these contractors may hold, including conflicts as to availability, interest and loyalty, and could result in material detriment to InKine should these conflicts be resolved against InKine's best interest. No assurance can be given that the services of independent contractors, organizations, advisors and consultants will be available to InKine on a timely basis.

     To the extent that consultants, key employees, vendors or other third parties apply technological information independently developed by them or by others to InKine's proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in favor of InKine. Members of InKine's Scientific Advisory Board and other consultants are employed by or have consulting agreements with third parties, and any inventions discovered by such individuals are not likely to become the property of InKine.

     InKine's advisors and consultants generally sign agreements that provide for confidentiality of InKine's proprietary information. However, there can be no assurance that InKine will be able to maintain the confidentiality of InKine's technology, the assurance that InKine will be able to maintain the confidentiality of InKine's technology, the dissemination of which could have a material adverse effect on InKine's business.

     InKine's Quarterly results fluctuate greatly making it very difficult to predict InKine's performance from quarter to quarter.

     InKine's operating results fluctuate significantly and may continue to fluctuate due to several factors, including the following:

     -    Timing of research and development expenditures;

     -    Timing of successful product development, if any;

     -    Timing of new product announcements, if any;

     -    Release of new products, if any, by InKine and its competitors; and

     -    Consummation of acquisitions.

     As a result of such fluctuations, InKine's future performance related to development and commercialization of its products and sales cannot be predicted from quarter to quarter.

EMPLOYEES

     As of June 30, 1999, InKine had 13 full-time employees. No employees are covered by collective bargaining agreements, and InKine considers relations with its employees to be good.


ITEM 2. PROPERTIES.

     InKine occupies an aggregate of approximately 5,200 square feet of space in Blue Bell, Pennsylvania, which is used as office space. InKine leases this space pursuant to a lease expiring in January 2001, which provides for minimum annual rent payments of approximately $104,000 in the fiscal year ending June 30, 2000 and is subject to increases on an annual basis for the remaining term.

ITEM 3.  LEGAL PROCEEDINGS.

     InKine is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS.

     InKine's common stock trades on the Nasdaq SmallCap Market under the symbol INKP. The quarterly range of high and low closing sales prices of InKine's common stock, as reported on the Nasdaq Stock Market, are shown below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Year Ended June 30, 1999                                                   High               Low
         ------------------------                                                   ----               ---
         1st Quarter.........................................................       $1.75             $0.88
         2nd Quarter.........................................................       $1.78             $0.84
         3rd Quarter.........................................................       $2.00             $1.06
         4th Quarter..........................................................      $1.88            $1.13

         Year Ended June 30, 1998                                                   High               Low
         ------------------------                                                   ----               ---
         1st Quarter.........................................................       $2.19             $1.50
         2nd Quarter.........................................................       $2.69             $1.19
         3rd Quarter.........................................................       $1.38             $0.88
         4th Quarter.........................................................       $1.50             $1.18


DIVIDENDS

     InKine has not paid any cash dividends since its inception and does not anticipate paying any cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of InKine's business.

NUMBER OF HOLDERS OF COMMON STOCK

          At September 10, 1999 there were approximately 259 shareholders of record and approximately 4,383 beneficial holders of InKine's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, the financial statements of InKine.

                                                                                                    July 1, 1993
                                                                                                     (Inception)
                                                               Year Ended June 30,                   to June 30,
                                                 1999       1998       1997     1996    1995            1999
                                                 ----       ----       ----     ----    ------       ----------
                                                   (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

   Cost and expenses:
     Research and development...............    $6,565     $2,270    $  743    $ 644     $  392        $  10,743
     Purchased research and development.....     ---        3,952       ---      ---        ---            3,952
     General and administrative.............     3,593      3,782     1,011      812        434            9,806
     Write-off debt discount................     ---         ---       ---       ---         52               75
                                                ------     ------     ------   ------      -----          ------
      Loss from operations..................    10,158     10,004     1,754    1,456        878           24,576
     Interest income........................      (525)      (515)     (104)    (239)      (86)          (1,468)
     Interest expense.......................       ---         ---      ---      ---         7                 7
                                                -------    -------    ------   ------     ------         ------

     Loss..................................     $(9,633)   $(9,489)   $(1,650) $(1,217)   $ (799)      $ (23,115)
                                                --------   --------   --------  -------   -------      ---------

     Loss per share - basic and diluted.....    $(0.42)    $ (0.60)   $ (0.51) $ (0.38)   $ (0.31)
                                                ======     ========   ======== =========  ========

     Weighted average shares outstanding....    22,762       15,783     3,260      3,231     2,599

BALANCE SHEET DATA:
     Cash and investments...................   $ 6,862     $12,962    $ 1,176  $  3,057   $  4,246
     Total assets...........................     7,162     13,366       1,785     3,192      4,323
     Long-term liabilities..................       ---        ---        ---        141        141
     Total liabilities......................     1,449       246          188       212        206
     Accumulated deficit....................   (23,115)    (13,482)    (3,993)   (2,342)   (1,125)
     Shareholders' equity...................     5,713      13,120      1,597     2,980      4,118


    ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Report contains, in addition to historical information, statements by InKine with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under the caption "Other Factors to be Considered" in Part I of this Report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward looking statements. Furthermore, InKine disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

GENERAL

     InKine is a biopharmaceutical company engaged in the research and development of products which may be used in the diagnosis and treatment of cancer and autoimmune diseases. InKine pursues these objectives through a technology platform consisting of the Fc Receptor Technology, the Thrombospondin Technology and DIACOL. InKine acquired these technologies in 1997. See Note 3 of the Notes to Financial Statements.

     Since commencing operations in 1993, InKine has not generated any sales revenue. InKine has funded operations primarily from the proceeds of public and private placements of securities. InKine has incurred net losses in each year since its inception, and expects to incur additional losses in the foreseeable future. InKine expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At June 30, 1999, InKine's accumulated deficit was approximately $23 million.

RESULTS OF OPERATIONS

     InKine incurred losses of $9,633,000, $9,489,000, and $1,650,000 for the years ended June 30, 1999, 1998 and 1997, respectively. InKine expects to incur additional losses in the foreseeable future. The basic and diluted per share loss was $0.42, $0.60, and $0.51 for the years ended June 30, 1999, 1998 and 1997, respectively. Losses are expected to increase in the forthcoming year as InKine continues to develop DIACOL, the Thrombospondin Technology and Fc Receptor Technology, and also incurs commercialization costs of DIACOL.

     Research and development expenses increased on an annual basis from fiscal year 1997 through fiscal year 1999 due to increases in manufacturing development expenses and clinical and preclinical testing costs associated with DIACOL, CBP-1011 and the Thrombospondin program. The increase in research and development expenses from fiscal year 1998 to fiscal year 1999 of $4,295,000 is principally due to conducting a Phase I, Phase IIb dose ranging and Phase III clinical trial of DIACOL along with manufacturing costs associated with DIACOL. The increase in research and development expenses of $1,527,000 from fiscal year 1997 to fiscal year 1998 is principally the result of conducting a Phase III clinical trial for InKine's drug candidate, CBP-1011, and additional costs associated with DIACOL. Research and development expenses are expected to continue to increase in the future as InKine continues towards commercialization of DIACOL. Additional research and development expenses will include hiring personnel to direct the clinical and manufacturing activities with respect to DIACOL and CBP-1011 and additional personnel to direct the research and development activities on the Thrombospondin Technology and other technologies. Substantial resources will continue to be expended on a Phase III trial currently underway with respect to the Fc Receptor Technology and costs to complete an NDA for DIACOL.

     Purchased research and development amounted to $3,952,000 for the year ended June 30, 1998 as a result of InKine's acquisition of the Fc Receptor Technology and the Thrombospondin Technology in November 1997, along with additional costs associated with the earlier purchase of DIACOL in fiscal year ended June 30, 1997. A majority of the purchase price ($2,742,000) was a non-cash charge to earnings related to the issuance of Common Stock and options for the technologies.

     General and administrative expenses amounted to $3,593,000, $3,782,000 and $1,011,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The decrease in general and administrative expenses in fiscal year 1999 versus fiscal year 1998 is due to reduced amortization of options in connection with the restructuring of InKine in fiscal year 1998. The substantial increase of $2,771,000 in general and administrative expenses in fiscal year 1998 compared to fiscal year 1997 includes $1,926,000 of an earnings charge for options issued to the CEO and COO of InKine in connection with the restructuring of InKine. General and administrative expenses will continue to increase with the addition of other administrative personnel, amortization of deferred compensation and an expanded scale of operations associated with the development of multiple technologies.

     The increase in interest income in the year ended June 30, 1999 as compared to the year ended June 30, 1998 is principally due to the earnings on an increased investment balance. The increase in interest income in the year ended June 30, 1998 compared to the year ended June 30, 1997 is principally due to the earnings on an increased investment balance reflecting the proceeds from the private placement in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, InKine had cash, cash equivalents and investments of $6,862,000. Cash and cash equivalents is comprised primarily of the proceeds from InKine's private placement in November 1997. In order to preserve principal and maintain liquidity, InKine's funds are invested in U.S. Government obligations and other secured short-term investments.

     InKine believes that its financial resources are adequate for its operations for at least the next 12 months. InKine's future capital requirements will depend on numerous factors which cannot be quantified and many of which InKine cannot control, including continued progress in its research and development activities, commercialization costs of DIACOL, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of InKine to establish product development arrangements, the cost of manufacturing scaleup, effective marketing activities and arrangements, and licensing or acquisition activity. InKine may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to InKine, if at all. If adequate additional funds are not available when required, InKine may have to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its operations and its business will be materially and adversely affected.

     InKine plans to expend significant resources in new personnel in the next 12 months in connection with the expansion of its commercial activities surrounding DIACOL. InKine anticipates incurring additional losses in the foreseeable future, and such losses are expected to increase as InKine expands its commercialization activities relating to DIACOL, and research and development activities relating to the Thrombospondin Technology and Fc Receptor Technology. To achieve profitability, InKine, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that InKine will be able to achieve profitability on a sustained basis, if at all.

IMPACT OF YEAR 2000

     Many existing computer programs and systems, including certain of those used by InKine for its own internal purposes and those used by its financial institutions, suppliers, vendors and others, use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer applications that utilize this two-digit format could fail or create erroneous results by or at the year 2000 ("Y2K").

          InKine has identified three main areas of Y2K risk:

               1. InKine's internal computer systems could be disrupted or fail, causing an interruption or decrease in productivity in InKine's operations;

               2. The computer systems of third parties with whom InKine regularly deals, including but not limited to its financial institutions, suppliers, vendors, utilities, and others ("Material Third Parties") could be disrupted or fail, causing an interruption or decrease in InKine's ability to continue its operations;

               3. InKine's university-based research programs could be disrupted, delayed or harmed due to the reliance on computer based scientific instruments and scientific databases which InKine has no control over.

          InKine has evaluated the nature and extent of the Y2K issues related to its internal systems. The evaluation indicated that the process of making InKine's internal systems (which consists of a financial system for the accounting office and a network system for internal and external communications) Y2K compliant was complete with respect to these systems as of June 30, 1999.

     If any of InKine's Material Third Parties are not Y2K compliant and their noncompliance causes a material disruption to any of their businesses, the business of InKine could be materially adversely impacted. These disruptions could include, among other things: a financial institution's inability to process checks drawn on InKine's bank accounts, accept deposits or process wire transfers; a supplier's, vendor's or financial institution's business failure; an interruption in deliveries of supplies from vendors; a loss of voice and data connections InKine uses to share information; a loss of electric power to InKine's facilities; and other interruptions to the normal conduct of business by InKine, the nature and extent of which InKine cannot foresee. InKine received Y2K compliance letters from all banking institutions and major vendors indicating compliance of Y2K. InKine will continue to evaluate the nature and extent of third party Y2K risk, but at this time is unable to determine the probability that any of such risks will be realized, or if they are, the nature or length thereof, or effect, if any, they may have on InKine.

     InKine is in the process of evaluating the extent to which Y2K impacts its university-based sponsored research programs. General discussions with university employees indicate that Y2K disruptions could include loss of scientific data, inability to obtain supplies for scientific experiments, the university's inability to process deposits to support research and all other risks disclosed above for the university's suppliers and vendors. The universities are in the process of addressing their own Y2K issues and InKine has no control as to the outcome of these matters.

     InKine has incurred costs to date of approximately $12,000 to remediate the Y2K impact. InKine anticipates spending nominal amounts for computer consulting to fix any additional issues in its internal systems, which may arise after 2000.

     While InKine believes that it has addressed the Y2K issue, there can be no assurance that InKine's Y2K analyses was accurate, or that the costs and liabilities associated with the Y2K issue will not materially adversely impact the business, prospects, revenues or financial position of InKine. InKine is uncertain as to the worst case Y2K scenario and has not yet developed a contingency plan to handle this worst case scenario.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"). The Statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting businesses in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. The Statement is effective for fiscal years beginning after December 15, 1998. The adoption of this standard will not have a material impact on InKine's earnings or financial position.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depend on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this standard will not have a material impact on InKine's earnings or financial position.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

    The information required by this item is set forth beginning on pages F-1 through F-17 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND  FINANCIAL DISCLOSURE.

    None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is incorporated herein by reference to the similarly named section in InKine's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION.

    The information required by this item is incorporated herein by reference to the similarly named section in InKine's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated herein by reference to the similarly named section in InKine's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated herein by reference to the similarly named section in InKine's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

    The information required by this item is set forth in the Table of Contents to Financial Statements on page F-1 hereof.

FINANCIAL STATEMENT SCHEDULES

    All schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or Notes thereto.

REPORTS ON FORM 8-K

    None.

EXHIBITS

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit No.    Title

3.1            Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.2            By-laws. (Exhibit 3.2)(2)

10.1 Agreement and Plan of Reorganization among Panax Pharmaceutical Company, Ltd., CorBec Pharmaceuticals, Inc. and certain Security Holders of CorBec Pharmaceuticals, Inc., dated October 31, 1997. (Exhibit 10.1)(1)

10.2 Registration Rights Agreement among Panax Pharmaceutical Company, Ltd. and the former security holders of CorBec Pharmaceuticals, Inc. dated November 6, 1997. (Exhibit 10.2)(1)

10.3 Stock Purchase Agreement by and between Panax Pharmaceutical Company, Ltd. and Leonard S. Jacob dated September 3, 1997. (Exhibit 10.3)(1)

10.4          Employment Agreement between InKine Pharmaceutical Company, Inc.
              and Leonard S. Jacob, dated November 6, 1997.  (Exhibit 10.4)(1)

10.5          Employment Agreement between InKine Pharmaceutical Company, Inc.
              and Taffy J. Williams, dated November 6, 1997. (Exhibit 10.5)(1)

10.6*         Employment Agreement between InKine Pharmaceutical Company, Inc.
              and Robert F. Apple, dated November 2, 1998.

10.7 Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6, 1997, issued to Leonard S. Jacob. (Exhibit 10.6)(1)

10.8 Common Stock Purchase Option, dated November 6, 1997 issued to Allegheny University of the Health Sciences. (Exhibit 10.7)(1)

10.9 Non-Milestone Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.8)(1)

10.10 Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.9)(1)

10.11         Stock Option Plan, as amended.  (Exhibit 99)(3)

10.12         1997 Consultant Stock Option Plan.  (Exhibit 99)(4)

10.13         Form of Stock Option Agreement. (Exhibit 10(b))(5)

10.14         License Agreement with ALW Partnership. (Exhibit 10(1))(7)

10.15         Form of Consulting Agreement with Craig Aronchick. (Exhibit 10(m))
              (7)

10.16         Form of Option granted to Partners of ALW Partnership.  (Exhibit
              10(n))(7)

10.17         Warrant Agreement with D.H. Blair and Company.  (Exhibit 10(5))
              (5)

23.1*         Consent of KPMG LLP.

23.2*         Consent of Richard A. Eisner & Company, LLP.

27*           Financial Data Schedule.

--------------
*       Filed herewith.

(1) Filed as an Exhibit to InKine's Current Report on Form 8-K, dated November 6, 1997 (as amended by Form 8-K/A filed on December 3, 1997) with the Securities and Exchange Commission.

(2) Filed as an Exhibit to InKine's Registration Statement on Form S-1 (SEC File No. 33-83628), dated November 18, 1994, with the Securities and Exchange Commission.

(3) Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-58063), dated June 29, 1998, with the Securities and Exchange Commission.

(4) Filed as Exhibit to InKine's Form S-8 (SEC File No. 333-58065) dated June 29, 1998, with the Securities and Exchange Commission.

(5) Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1995 with the Securities and Exchange Commission.

(6) Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1997 with the Securities and Exchange Commission.

(7) Filed as an Exhibit to InKine's Current Report on Form 8-K dated February 14, 1997 with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INKINE PHARMACEUTICAL COMPANY, INC.

Date: September 28, 1999     By: /s/Leonard S. Jacob, M.D., Ph.D.
                                 ------------------------------------
                                 Leonard S. Jacob, M.D., Ph.D.
                                 Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                               Title                                   Date
/s/Leonard S. Jacob, M.D., Ph.D.                  Chairman and Chief                September 28, 1999
------------------------------------------        Executive Officer and
                                                  Director

Leonard S. Jacob,  M.D., Ph.D.


/s/Taffy J. Williams, Ph.D.                       President and                     September 28, 1999
------------------------------------------        Chief Operating Officer
Taffy J. Williams, Ph.D.                          and Director


/s/Robert F. Apple                                Sr. Vice President and            September 28, 1999
------------------------------------------        Chief Financial Officer
Robert F. Apple                                   (principal financial and
                                                  accounting officer)


/s/Martin Rose, M.D., J.D.                        Sr. Vice President Clinical       September 28, 1999
------------------------------------------        Research and Regulatory
Martin Rose, M.D., J.D.                           Affairs


/s/J. R. LeShufy                                  Director                          September 28, 1999
------------------------------------------
J. R. LeShufy

/s/Steven B. Ratoff                               Director                          September 28, 1999
------------------------------------------
Steven B. Ratoff

/s/Thomas P. Stagnaro                             Director                          September 28, 1999
------------------------------------------
Thomas P. Stagnaro

/s/Robert A. Vukovich, Ph.D.                      Director                          September 28, 1999
------------------------------------------
Robert A. Vukovich, Ph.D.

/s/Jerry Weisbach, Ph.D.                          Director                          September 28, 1999
------------------------------------------
Jerry Weisbach, Ph.D.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                TABLE OF CONTENTS


                         PART II - FINANCIAL INFORMATION


                                                                                                              Page
                                                                                                              ----
Report of Independent Auditors KPMG LLP...................................................................     F-2


Report of Independent Auditors Richard A. Eisner & Company, LLP...........................................     F-3


Balance Sheets............................................................................................     F-4


Statements of Operations..................................................................................     F-5


Statements of Changes in Shareholders' Equity.............................................................     F-6


Statements of Cash Flows..................................................................................     F-7


Notes to Financial Statements.............................................................................     F-8

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
InKine Pharmaceutical Company, Inc.


We have audited the accompanying balance sheets of InKine Pharmaceutical Company, Inc. (a development stage company) as of June 30, 1999 and 1998 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended, and for the period from July 1, 1993 (commencement of operations) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying financial statements of InKine Pharmaceutical Company Inc., as of June 30, 1997 were audited by other auditors whose report dated July 24, 1997 expressed an unqualified opinion on those statements. Our opinion on the statements of operations, changes in shareholders' equity and cash flows, insofar as it relates to the amounts included for the period from July 1, 1993 (commencement of operations) to June 30, 1997 is based solely on the report of the other auditors which report has been furnished to us.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of InKine Pharmaceutical Company, Inc. (a development stage company) as of June 30, 1999 and 1998, and the results of its operation and its cash flows for the years then ended and for the period from July 1, 1993 (commencement of operations) through June 30, 1999, in conformity with generally accepted accounting principles.


                                                                    /s/ KPMG LLP


Philadelphia, Pennsylvania
August  11, 1999

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
InKine Pharmaceutical Company, Inc.

We have audited the accompanying statements of operations, changes in shareholders' equity and cash flows of InKine Pharmaceutical Company, Inc. (a development stage enterprise) for the year ended June 30, 1997 and for the period (not separately presented herein) from July 1, 1993 (inception) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the results of operations and cash flows of InKine Pharmaceutical Company, Inc. (a development stage enterprise) for the year ended June 30, 1997 and for the period from July 1, 1993 (inception) to June 30, 1997, in conformity with generally accepted accounting principles.

/s/  Richard A. Eisner & Company, LLP

New York, New York
July 24, 1997

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                    JUNE 30, 1999      JUNE 30, 1998
                                                                    -------------      -------------
         ASSETS
Current assets:
         Cash and cash equivalents ............................         $ 1, 968          $  1,115
         Short term investments ...............................            4,894            11,847
         Prepaid expenses and other current assets ............              100               214
                                                                        --------          --------
                                                                           6,962            13,176

Fixed assets, net .............................................              200               190
                                                                        --------          --------

         Total assets .........................................         $  7,162          $ 13,366
                                                                        ========          ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses ................         $  1,449          $    246
                                                                        --------          --------

Commitments, contingencies and other matters ..................
Shareholders' equity:
Preferred stock, $.0001 par value; authorized 5,000,000 shares;
         none issued and outstanding ..........................             --                --
Common stock, $.0001 par value; authorized 50,000,000 shares;
         issued 23,117,336 and 22,719,690 shares respectively .                2                 2
Additional paid-in capital ....................................           31,427            30,954
Deferred compensation .........................................           (2,560)           (4,320)
Unrealized (loss)gain on investments ..........................               (4)                3
Deficit accumulated during the development stage ..............          (23,115)          (13,482)
Less common stock held in treasury (16,515 shares) ............              (37)              (37)
                                                                        --------          --------

         Total shareholders' equity ...........................            5,713            13,120
                                                                        --------          --------

         Total liabilities and shareholders' equity ...........         $  7,162          $ 13,366
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

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)


                                                                                                            Period from
                                                                                                            July 1, 1993
                                                                                                            (Commencement
                                                                                                            of Operations)
                                                                         Year Ended June 30,               through June 30,
                                                                    ----------------------------------
                                                                    1999            1998          1997          1999
                                                                    ----            ----          ----          ----
Costs and Expenses:
       Research and development ............................      $  6,565       $  2,270       $    743       $ 10,743
       Purchased research and
       development .........................................          --            3,952           --            3,952
       General and administrative ..........................         3,593          3,782          1,011          9,806
       Write-off of debt discount ..........................          --             --               --             75
                                                                  --------       --------       --------       --------
                                                                  $ 10,158       $ 10,004       $  1,754       $ 24,576

Loss from operations .......................................       (10,158)       (10,004)        (1,754)       (24,576)


Interest income ............................................           525            515            104          1,468
Interest expense ...........................................          --             --             --               (7)
                                                                  --------       --------       --------       --------


Net loss ...................................................      $ (9,633)      $ (9,489)      $ (1,650)      $(23,115)
                                                                  ========       ========       ========       ========

Net loss per share - basic and diluted .....................      $  (0.42)      $  (0.60)      $  (0.51)

Weighted average shares
       outstanding .........................................        22,762         15,783          3,260


The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                             Additional                     During the
                                                     Common Stock             Paid In         Deferred     Development
                                                 Shares        Amount         Capital        Compensation      Stage
Common stock subscription ...............         2,000           --         $     --        $     --         $   --
Issuance of stock rights in conjunction
     with notes payable .................                                          75
Capital contribution -- expenses paid on
     behalf of Company ..................                                          97
Net Loss ................................                                                                       (1,126)
Initial public offering, net of expense .         1,236                         4,986
Value of options granted ................                                          80
Proceeds from options and stock rights ..
                                                     80                             5
                                               --------       --------       ----------      ----------       --------
BALANCE -- JUNE 30, 1995 ................         3,316           --            5,243              --           (1,126)
                                               ========       ========       ==========      ==========       ========
Value of options and warrants granted ...                                         218            (218)
Amortization of deferred compensation ...                                                          79
Common stock acquired ...................
Net Loss ................................                                                                       (1,217)
                                               --------       --------       ----------      ----------       --------
BALANCE -- JUNE 30, 1996 ................         3,316           --              5,461            (139)        (2,343)
                                               ========       ========       ==========      ==========       ========
Value of options and warrants granted ...                                           134            (134)
Amortization of deferred compensation ...                                                           140
Proceeds from options ...................            31                              25
Common stock issued to settle debt ......            27                             140
Common stock acquisition ................                                                                       (1,650)
Net Loss ................................      --------       --------       ----------      ----------       --------
BALANCE -- JUNE 30, 1997 ................         3,374           --              5,760            (133)        (3,993)
                                               ========       ========       ==========      ==========       ========
Common stock issued pursuant to
     private placement ..................        18,448              2           15,803
Fair of value of shares  issued  pursuant
to purchased research and development ...           875                           2,742
Value of option and warrants granted ....                                         6,628          (6,628)
Proceeds from options ...................            23                              21
Amortization of deferred compensation ...                                                         2,441
Unrealized gain on investments ..........
Net Loss ................................                                                                       (9,489)
                                               --------       --------       ----------      ----------       --------
BALANCE -- JUNE 30, 1998 ................        22,720              2           30,954          (4,320)       (13,482)
                                               ========       ========       ==========      ==========       ========

Value of option and warrants granted ....                                           122            (122)

Proceeds from options and warrants ......           397                             351

Amortization of deferred compensation ...                                                         1,882
Carrying value adjustment ...............
Net Loss ................................                                                                       (9,633)
                                               --------       --------       ----------      ----------       --------
BALANCE -- JUNE 30, 1999 ................        23,117       $      2       $   31,427      $   (2,560)      $(23,115)
                                               ========       ========       ==========      ==========       ========

                                                                                          Total
                                                                         Unrealized   Shareholders'
                                                   Treasury Stock         Gain on        Equity
                                                Shares       Amount     Investments    (Deficiency)
Common stock subscription ...............          --         $--         $    --         $   --
Issuance of stock rights in conjunction
     with notes payable .................                                                       75
Capital contribution -- expenses paid on
     behalf of Company ..................                                                       97
Net Loss ................................                                                   (1,126)
Initial public offering, net of expense .                                                    4,986
Value of options granted ................                                                       80
Proceeds from options and stock rights ..                                                        5

                                               --------       -----       ---------       --------
BALANCE -- JUNE 30, 1995 ................          --          --              --            4,117
                                               ========       =====       =========       ========
Value of options and warrants granted ...                                                     --
Amortization of deferred compensation ...                                                       79
Common stock acquired ...................          (180)                                      --
Net Loss ................................                                                   (1,217)
                                               --------       -----       ---------       --------
BALANCE -- JUNE 30, 1996 ................          (180)       --              --            2,979
                                               ========       =====       =========       ========
Value of options and warrants granted ...                                                     --
Amortization of deferred compensation ...                                                      140
Proceeds from options ...................                                                       25
Common stock issued to settle debt ......           180        --                              140
Common stock acquisition ................           (17)        (37)                           (37)
Net Loss ................................                                                   (1,650)
                                               --------       -----       ---------       --------
BALANCE -- JUNE 30, 1997 ................           (17)        (37)           --            1,597
                                               ========       =====       =========       ========
Common stock issued pursuant to
     private placement ..................                                                   15,805
Fair of value of shares  issued  pursuant
to purchased research and development ...                                                    2,742
Value of option and warrants granted ....                                                     --
Proceeds from options ...................                                                       21
Amortization of deferred compensation ...                                                    2,441
Unrealized gain on investments ..........                                         3             3
Net Loss ................................                                                   (9,489)
                                               --------       -----       ---------       --------
BALANCE -- JUNE 30, 1998 ................           (17)        (37)              3         13,120
                                               ========       =====       =========       ========


Value of option and warrants granted ....                                                     --
Proceeds from options and warrants ......                                                      351
Amortization of deferred compensation ...                                                    1,882
Carrying value adjustment ...............                                        (7)            (7)
Net Loss ................................                                                   (9,633)
                                               --------       -----       ---------       --------
BALANCE -- JUNE 30, 1999                            (17)      $ (37)      $      (4)      $  5,713
                                               ========       =====       =========       ========


The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                                           Period from
                                                                                                          July 1, 1993
                                                                                                        (Commencement of
                                                                         Year Ended June 30,           Operations) Through
                                                                 1999          1998            1997      June 30, 1999
                                                                 ----          ----            ----      -------------
Cash flows from operating activities:
     Net loss ..........................................      $ (9,633)      $ (9,489)      $ (1,650)      $(23,115)
     Adjustments to reconcile net loss to
     Net cash used in operating activities:
     Depreciation and amortization .....................            59             54             33            213
     Write-off of debt discount ........................          --             --             --               75

     Value of services paid by options and warrants ....          --             --             --               80

     Amortization of deferred compensation .............         1,882          2,441            139          4,541
     Purchased research and development ................          --            2,742           --            2,742

     Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses
       and other assets ................................           114            (89)           (49)          (100)
     Increase in accounts payable and
     accrued expenses ..................................         1,203             58            115          1,475
     Expenses paid by affiliate ........................          --             --             --               97
     Increase in management fees .......................          --             --             --              113
                                                              --------       --------       --------       --------
       Net cash used in operating activities ...........        (6,375)        (4,283)        (1,412)       (13,879)
Cash flows from investing activities:
     Purchases of investments ..........................       (10,968)       (14,318)        (2,157)       (33,411)
     Proceeds from maturities and sales of investments .        17,914          3,699          3,591         28,518
     Deferred acquisition costs ........................          --               84            (84)          --

     Capital expenditures ..............................           (69)          (214)            (4)          (415)
                                                              --------       --------       --------       --------

     Net cash provided by (used in) investing activities         6,877        (10,749)         1,346         (5,308)
Cash flows from financing activities:
     Proceeds from sale of stock and exercise of
     options and warrants-net of expenses .............            351         15,826             25         21,192
     Deferred offering costs ..........................           --              220           (220)          --

     Cost of shares - acquired .........................          --             --              (37)           (37)
                                                              --------       --------       --------       --------

         Net cash provided by financing activities .....           351         16,046           (232)        21,155

Net increase (decrease) in cash and cash equivalents ...           853          1,014           (298)         1,968

Cash and cash equivalents - beginning of period ........         1,115            101            399           --
                                                              --------       --------       --------       --------
Cash and cash equivalents - end of period ..............      $  1,968       $  1,115       $    101       $  1,968
                                                              ========       ========       ========       ========


The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.  THE COMPANY:

     InKine Pharmaceutical Company, Inc. (the "Company"), (previously Panax Pharmaceutical Company, Ltd.) was incorporated in July 1993. The Company is a biopharmaceutical company with two late-stage clinical compounds: a purgative product (DIACOL) for colonoscopies and other procedures and uses; and a steroid molecule (CBP-1011) for the treatment of Idiopathic Thrombocytopenic Purpura
(ITP). The Company is focused on the diagnosis and treatment of cancer and autoimmune diseases, and has the additional strategy of acquiring late-state drug candidates with short timelines to commercialization.

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

    Investments -- Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. Long-term investments are those with maturities greater than twelve months from the balance sheet date. The Company generally holds investments to maturity, however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by Statement of Financial Accounting Standards ("SFAS"), No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of Shareholders' Equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method and are included in interest income.

     Concentration of Credit -- The Company invests generally in securities of the U.S. Treasury, U.S. government agencies, and U.S. government security-based money market funds. The Company has not experienced any losses on its investments.

    Fixed Assets and Depreciation -- Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

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

    Income Taxes -- The Company accounts for income taxes using the liability method as prescribed by Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

3.  ACQUISITIONS OF TECHNOLOGY:

    As previously reported in the Company's reports filed under the Exchange Act, as of November 6, 1997, the Company acquired all the outstanding capital stock of CorBec Pharmaceuticals, Inc. ("CorBec"), a privately owned, development-stage, bio-pharmaceutical company founded in 1993 to discover and develop drugs to treat autoimmune disease, serious infections and asthma/allergy, and Sangen Pharmaceutical Company ("Sangen"), a privately owned, development-stage, bio-pharmaceutical company formed in early 1997 and focused on the development of a potential cancer treatment technology. CorBec's technology, which consists of compounds designed to modulate the immune system, is licensed from the University of Pennsylvania and has been developed in the laboratory of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the University of Pennsylvania School of Medicine (the "Fc Receptor Technology"). The most advanced product within this family of compounds, CBP-1011, is in Phase III clinical trials for the treatment of idiopathic thrombocytopenic purpura ("ITP"). Sangen's technology consists of specific peptide molecules and a polyclonal antibody developed by Dr. George Tuszynski, Professor of Surgery, Medicine and Pathology at MCP Hahnemann University (MCP), based on a specific thrombospondin receptor, which Dr. Tuszynski discovered (the "Thrombospondin Technology"). In addition, in early 1997, the Company acquired an exclusive, worldwide license to a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose and for use as a laxative ("DIACOL"). The Company licensed this technology from a partnership of physicians ("ALW Partnership"), including Craig
A. Aronchick, M.D., an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and a Clinical Associate Professor of Medicine at the University of Pennsylvania School of Medicine. As of November 6, 1997, certain rights of ALW Partnership to cancel this license lapsed. The acquisitions of CorBec, Sangen and the DIACOL license are referred to collectively herein as the "Acquisitions."

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

    The Sangen acquisition included the grant to Dr. Tuszynski and MCP of 125,000 shares of Common Stock of the Company and options to purchase an aggregate of 375,000 shares at $1.00 per share, of which options for 250,000 shares will be exercisable upon achievement of specified milestones in the development of a new drug candidate. In addition, Dr. Tuszynski and MCP will be entitled to cash royalties based on net sales and licensing fees derived from the technology. The Company has agreed to fund additional research in Dr. Tuszynski's laboratory in an amount ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive). Dr. Tuszynski was engaged as a consultant to the Company for a two-year period at a fee of $50,000 per year. The stock issued resulted in a charge to purchased research and development for the year ended June 30, 1998 of $305,000.

    The acquisition of CorBec resulted in the payment of $750,000 and the issuance of 750,000 shares of Common Stock of the Company with provisions for additional cash payments and stock issuances based upon the achievement of certain milestones for CorBec's most advanced drug candidate, CBP-1011, an orally-administered glucocorticoid analog, which is in a Phase III pivotal clinical trial in the United States. The shares issued resulted in a charge to purchased research and development for the year ended June 30, 1998 of $1,828,000. In addition, the Company entered into three-year consulting agreements with Dr. Alan Schreiber, the inventor of the Fc Receptor Technology, and with the former chief executive officer of CorBec, providing for aggregate consulting fees over three years equal to $405,000, and for the grant of options with respect to an aggregate of 170,000 shares of Common Stock. The Company is also to fund up to $240,000 of sponsored research in Dr. Schreiber's laboratory over the course of three years.

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

UNAUDITED PRO FORMA INFORMATION AS IF THE ACQUISITIONS OCCURRED ON JULY 1, 1996
        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 For the year ended
                                                      June 30,
                                                1998           1997
                                                ----           ----
Costs and expenses ........................     $  6,857       $  5,478

Net loss ..................................       (6,342)        (5,374)

Shares used in computing loss per share....       16,248          4,315

Net loss per share - basic and diluted.....     $  (0.39)      $  (1.30)

4.  INVESTMENTS:

     The Company invests in U.S. Treasury and U.S. Government agency securities. Excess cash is invested on a short-term basis in U.S. government based money market funds. Unrealized losses at June 30, 1999 total $4,000. The Company has not realized any losses on its investments.

5.  FIXED ASSETS:

     Fixed assets are stated at cost and are summarized as follows (in thousands):

                                                                            June 30,                  June 30,
                                                                              1999                      1998
                                                                              ----                      ----
Manufacturing equipment................................................    $    39                   $    39
Office equipment and furniture.........................................        243                       174
                                                                               ---                       ---
Total..................................................................        282                       213
Less accumulated depreciation..........................................         82                        23
                                                                               ---                       ---
                                                                           $   200                   $   190
                                                                           =======                   =======


    During fiscal year 1998 the Company wrote-off $130,000 of fully depreciated assets.


6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    Accounts payable and accrued expenses consist of the following (in thousands):

                                                                            June 30,                  June 30,
                                                                              1999                      1998
                                                                              ----                      ----
Accounts payable....................................................... $       39                   $    56
Clinical trial costs...................................................      1,218                        18
Professional fees......................................................         54                        68
Other..................................................................        138                       104
                                                                               ---                       ---
                                                                          $  1,449                    $  246
                                                                          ========                    ======

7.   RELATED PARTY TRANSACTIONS:

    During the years ended June 30, 1999, 1998 and 1997, the Company paid $48,000, $100,000 and $100,000 respectively to Amercom Funding Ltd., ("Amercom"), a company owned by certain of its previous officers, previous directors and Shareholders, pursuant to a management agreement ("Management Agreement").

    In June 1997, the Company forgave a debt of $25,250 of Amercom in consideration of services conducted by Amercom in connection with a private placement of the Company's securities.

    In January 1997, the Company agreed to extend for two years the term of the Management Agreement with Amercom, which would have expired on February 1, 1998, upon the occurrence of a financing of at least $8,000,000. Amercom received compensation of $100,000 for services during the first year of the extension and an option for 175,000 shares of Common Stock at an exercise price of $.61 per share as compensation for the second year of the extension. The Company also agreed to issue under the 1993 Stock Option Plan, additional options to purchase up to 225,000 shares of Common Stock at an exercise price of $0.61 per share.

    In October 1997, the Company renegotiated the Management Agreement where the maximum amount of options available to Amercom changed from 225,000 options to no greater than 75,000 options. The Agreement called for the 75,000 options to be contingent on the Company successfully terminating its sub-lease of its New York facility. These options were issued in fiscal year 1999. As of June 30, 1998 the Company was no longer obligated under the New York lease.

    The Company does not anticipate entering into any type of agreement with Amercom in the future.

8.  SHAREHOLDERS' EQUITY:

    Common Stock

    In January 1995, the Company effected an initial public offering of its securities. A total of 1,235,710 units, each comprised of one share of common stock and one redeemable common stock purchase warrant, were sold yielding net proceeds of approximately $4,986,000 after underwriting commissions and expenses.

    In June 1997, the shareholders of the Company approved an increase in the authorized share capital to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock.

    In November 1997, the Company completed a private placement of 17,000,000 shares of common stock, together with underwriter warrants as described below, with proceeds to the Company (after offering expenses) of approximately $15.8 million.

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

    In connection with the November 1997 private placement, the Company issued warrants to the placement agents to purchase an aggregate of 2,044,843 shares of common stock, exercisable at $1.00 per share (subject to antidilution adjustment). These warrants expire in November 2002. At June 30, 1999, 1,566,873 of these warrants are outstanding.

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

    Stock Option Plans

    In October 1997, the shareholders of the Company approved the amended Stock Option Plan (the "1993 Plan") which as amended provides for the granting of up to 4,200,000 shares of common stock, pursuant to which directors, employees, non-employees, consultants and advisors are eligible to receive stock options. Options granted under the 1993 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.

    In October 1997, the shareholders approved the 1997 Consultant Stock Option Plan (the "1997 Plan") which provides for the granting of up to 2,500,000 shares of Common Stock, pursuant to which consultants and advisors to the Company are eligible to receive stock options. Options granted under the 1997 Plan are exercisable for a period not to extend beyond February 14, 2007 and at an exercise price determined by the Board or Plan Administrator.

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

A summary of the status of the Company's stock options as of June 30, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below (in thousands, except per share data):


                                              1999                           1998                           1997
                                     ----------------------------------------------------------------------------------------------
                                     SHARES      WEIGHTED-AVERAGE    SHARES         WEIGHTED-AVERAGE   SHARES     WEIGHTED-AVERAGE
OPTIONS                              (000)        EXERCISE PRICE      (000)          EXERCISE PRICE    (000)       EXERCISE PRICE
-------                              -----        --------------      -----          --------------    -----       --------------
Outstanding at beginning of year..     6,927             $   0.84       2,145             $   0.70         418          $   1.10

Granted ..........................     1,339             $   1.32       5,079             $   0.89       1,799          $   0.61

Exercised ........................        (1)            $   0.50         (23)            $   0.99         (31)         $   0.50

Forfeited ........................       (19)            $   0.84        (274)            $   0.73         (41)         $   0.98
                                       -------                         --------                          ------

Outstanding at end of year .......     8,246             $   0.92       6,927             $   0.84       2,145          $   0.70

Exercisable at end of year .......     5,206(1)          $   0.84       4,357(2)          $   0.80         398          $   1.03


(1) Of these shares 971,254 options are subject to the Company's right to repurchase at a nominal price.

(2) Of these shares 1,656,845 options are subject to the Company's right to repurchase at a nominal price.

The following table summarizes information about stock options outstanding at June 30, 1999 (in thousands, except per share data):


                                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                   ------------------------------------------------   -------------------------------
           RANGE OF                  SHARES      WEIGHTED-AVERAGE                        SHARES
        EXERCISE PRICES            OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
                                   AT 6/30/99    CONTRACTUAL LIFE    EXERCISE PRICE    AT 6/30/99     EXERCISE PRICE
$0.50-$0.88...............            3,495         7.5 years            $0.63            2,723            $0.64

$0.89-$1.42...............            4,067         8.3 years            $1.05            2,357            $1.03

$1.43-$1.875..............              684         8.8 years            $1.49              126            $1.47
                                      ------                                             -------

$0.50-$1.875..............            8,246         8.0 years            $0.92            5,206            $0.84

    690,000 of the 1999 stock option grants vest upon the completion of certain milestones including, FDA approval of DIACOL, certain business development initiatives, submission of the NDA for DIACOL and other milestone-based business activities.

    In accordance with APB Opinion 25, the Company could take a significant charge to earnings upon the successful completion of these events. Based upon the closing price of the Company's stock as of June 30, 1999, the charge would have been $116,000, assuming all milestones were met on that day. The following paragraph which describes the pro forma impact under SFAS 123 does not include the 690,000 options described above as the probability of their vesting is uncertain.

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


                                                           1999                  1998                   1997
                                                           ----                  ----                   ----
   Net Loss                    As reported               $(9,633)              $(9,489)               $(1,650)

                               Pro forma                 $(9,760)              $(9,540)               $(1,681)

   Net Loss Per Share-basic    As reported               $(0.42)                $(0.60)                $(0.51)

                               Pro forma                 $(0.43)                $(0.60)                $(0.52)

    The resulting effect on pro forma net loss and net loss per share disclosed above is not likely to be representative of the effects on net loss and net loss per share on a pro forma basis in future years, because 1999, 1998 and 1997 pro forma results include the impact of only two, three and four years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                  1999             1998             1997
                                                                  ----             ----             ----
   Range of risk free interest rates..................            5.0%              5.6%          5.84%-6.21%
   Dividend yield.....................................              0%                0%               0%
   Volatility factor..................................            120%               82%              85%
   Expected life of options (in years)................               6                 6              3-6

     The Weighted Average Fair Value of options granted was $1.10 in 1999, $.77 in 1998, and $.38 in 1997.

9.  INCOME TAXES:

     The Company has approximately $7,430,000 of net operating loss ("NOL") carryforwards available to offset future federal taxable income and approximately $5,900,000 of net operating loss carryforwards available to offset future state taxable income. The NOL carryforwards are subject to examination by the tax authorities and expire in various years from 2009 through 2012. The NOL carryforward differs from the accumulated deficit due principally to differences in the recognition of certain research and development expenses for financial and federal income tax reporting. The Company is also entitled to Research and Experimentation credits to offset future federal income tax liabilities, however it has not quantified these credits.

     The Tax Reform Act of 1986 contains provisions that may limit the NOL and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three year period results in an annual limitation on that company's ability to utilize its NOL carryforwards and tax credits from tax periods prior to the ownership change. The rules providing for the definition of an ownership change are complex and a study needs to be performed to determine if the Company has undergone a change in ownership. The Company believes that it has undergone an ownership change and is subject to an annual limitation on the use of its NOL carry forwards and tax credits pursuant to these provisions, however, the Company has not undertaken any study to quantify the change or the limitation. The Company does not believe that such limitation will have a material adverse impact on the utilization of its carryforwards.

     The Company's NOL carryforwards and temporary differences represent a previously unrecognized tax benefit. Recognition of these benefits requires future income. Because the attainment of future income is uncertain, the Company has established a valuation allowance, which increased by approximately $2,927,000 during the year ended June 30, 1999, for the entire amount of the tax benefit.

     Significant components of the Company's deferred tax assets as of June 30, 1999 and 1998 are as follows (in thousands):

                                                         1999            1998
                                                         ----            ----
Net operating loss carryforwards and credits ..         $ 3,218          $ 2,280
Research and development costs ................           3,358            1,560
Compensation ..................................           1,843              800
Other .........................................             118              970
                                                        -------          -------
Net deferred tax assets .......................         $ 8,537          $ 5,610


Valuation allowance for deferred tax assets            $(8,537)         $(5,610)
                                                        -------          -------

Total deferred tax assets .....................         $  --            $  --
                                                        =======          =======

10.  401(K) PLAN:

     The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. During fiscal year 1999 and 1998 the Company provided a contribution equal to 50% of the first 4% contributed by the employee. An expense of approximately $23,000 and $8,000 was recognized in fiscal year 1999 and 1998 respectively.

11.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

LICENSE AGREEMENTS

     The Company's rights to DIACOL, its rights to certain compounds comprising the Fc Receptor Technology and its rights to the Thrombospondin Technology are held pursuant to license agreements. In addition, the Company anticipates entering into licenses for other product candidates and technologies that may be limited in scope and duration, and may authorize the development and marketing of specified licensed products or technologies for a limited period of time. The license agreements may be terminated prior to their expiration date under certain circumstances, including the Company's failure to comply with product development commitments specified therein.

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

     Terms of the acquisition of CorBec (the "Fc Receptor Technology") on November 6, 1997, required the Company to pay the CorBec shareholders an aggregate of $750,000 and issue to them an aggregate of 750,000 shares of Common Stock. Additional cash payments in the aggregate amount of $16,580,000 and additional issuances of an aggregate of 720,000 shares of Common Stock are to be made upon the achievement of the following milestones and targets: (i) $500,000 and 180,000 shares upon the Company's receipt of a letter of approval from the FDA allowing for the commercial sale of CBP-1011; (ii) 80,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $20,000,000; (iii) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from CBP-1011 equals or exceeds $30,000,000; (iv) 180,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $40,000,000; (v) $500,000 and 30,000 shares upon the Company's filing of an IND with the FDA with respect to a second generation compound (a "Second Drug"); (vi) $80,000 upon the successful completion of Phase II clinical trials with respect to a Second Drug; (vii) 120,000 shares upon the Company's filing of an NDA with respect to a Second Drug; (viii) $500,000 and 130,000 shares upon receipt of a letter of approval from the FDA allowing for the commercial sale of a Second Drug; and (ix) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from the Second Drug equals or exceeds $75,000,000. In addition, the Company has entered into three-year consulting agreements with Dr. Alan Schreiber, who is the inventor, and was an officer of CorBec, providing for aggregate annual consulting fees of $150,000 during the first year, $170,000 during the second year and $185,000 during the third year. An option to purchase an additional 200,000 shares at the market price on the date of grant for the five year period following FDA approval, if any, of an IND and the commencement of clinical trials with respect to a third generation compound is to be granted to Dr. Schreiber. The agreement also requires the Company to fund up to $240,000 of sponsored research over the course of three years and at least $1,000,000 to fund clinical trials of CBP-1011.

     The ALW License, entered into February 1997, which covers DIACOL, may be terminated by the licensor if

(a) the Company fails to commit at least $1,000,000 of funding to the development of DIACOL for the first two years following November 1997, (which the Company has complied) (b) the Company fails to pay, commencing in February 2003, minimum royalties of $100,000 per year whether or not any sales have occurred, or (c) there is no commercial sale of DIACOL or any product under the ALW License by February 2005. In addition, the Company's rights under the ALW License will no longer be exclusive, and the minimum royalty payment will no longer be due (although decreased actual royalty payments will be due) if there is no valid or enforceable patent on DIACOL or any other product under the ALW License.

     The Company has licensed rights from MCP Hahnemann University (MCP) and Dr. Tuszynski pursuant to an exclusive, worldwide license, dated November 6, 1997, to make, have made, use, sell, import, offer for sale and sublicense the Thrombospondin Technology and to utilize and exploit the related patents and proprietary information. The license agreement is to terminate, unless earlier for breach or for failure of the Company to achieve certain FDA product approval milestones within seven years, upon the expiration or abandonment of the last patent related to the Thrombospondin Technology. The license required the Company to issue to MCP 125,000 shares of Common Stock and options to purchase 125,000 shares, issue to Dr. Tuszynski ten-year options to purchase 250,000 shares of Common Stock, to pay MCP royalties of 2% of net sales of licensed products, to provide MCP funding ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive) for sponsored research and has obligated the Company to engage Dr. Tuszynski as a consultant for two years at $50,000 per year.

     The termination of any license or the loss of exclusivity thereunder could have a material adverse effect on the Company's business, financial condition and results of operations.

    RENT

     The Company has entered into a three-year operating lease for its corporate office facility. The lease provides for minimum annual rent payments through 2001 as follows (in thousands):

         Year Ending June 30,
         2000                           $104
         2001                             62

    The lease provides for escalations relating to increases in real estate taxes and certain operating expenses.

    Rent expense was approximately $100,000, $177,000, and $70,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

12.  SUBSEQUENT EVENT (UNAUDITED):

    On September 20, 1999 the Company received $3 million in connection with a private placement pursuant to which it issued 2,307,691 shares of common stock to certain accredited investors at a price per share of $1.30. The Company also issued warrants in connection with such private placement to purchase an aggregate of 761,538 shares of common stock at an exercise price of $1.78. The warrants expire in September 2003. The Company intends to register with the Securities and Exchange Commission the common stock issued in connection with the private placement and the shares of common stock issuable upon the exercise of the warrants within 30 days after the closing of the private placement.

                                  EXHIBIT INDEX

Exhibit No.       Title
-----------       -----

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

10.3              Stock Purchase Agreement by and between Panax Pharmaceutical Company, Ltd. and Leonard S. Jacob dated September
                  3, 1997.  (Exhibit 10.3)(1)

10.4              Employment Agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, dated November 6, 1997.
                  (Exhibit 10.4)(1)

10.5              Employment Agreement between InKine Pharmaceutical Company, Inc. and Taffy J. Williams, dated November 6, 1997.
                  (Exhibit 10.5)(1)

10.6*             Employment Agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November 2, 1998

10.7              Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6, 1997, issued to Leonard S. Jacob.  (Exhibit 10.6)(1)

10.8              Common Stock Purchase Option, dated November 6, 1997 issued to Allegheny University of the Health Sciences.
                  (Exhibit 10.7)(1)

10.9              Non-Milestone Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.8)(1)

10.10             Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.9)(1)

10.11             Stock Option Plan, as amended.  (Exhibit 99)(3)

10.12             1997 Consultant Stock Option Plan.  (Exhibit 99)(4)

10.13             Form of Stock Option Agreement. (Exhibit 10(b))(5))

10.14             License Agreement with ALW Partnership.  (Exhibit 10(l))(7)

10.15             Form of Consulting Agreement with Craig Aronchick.  (Exhibit 10(m))(7)

10.16             Form of Option granted to Partners of ALW Partnership.  (Exhibit 10(n))(7)

10.17             Warrant Agreement with D.H. Blair and Company.  (Exhibit 10(5))(5)

23.1*             Consent of KPMG LLP.

23.2*             Consent of Richard A. Eisner & Company, LLP.

27*               Financial Data Schedule.


*       Filed herewith.

(1) Filed as an Exhibit to InKine's Current Report on Form 8-K, dated November 6, 1997 (as amended by Form 8-K/A filed on December 3, 1997) with the Securities and Exchange Commission.

(2) Filed as an Exhibit to InKine's Registration Statement on Form S-1 (SEC File No. 33-83628), dated November 18, 1994, with the Securities and Exchange Commission.

(3) Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-58063), dated June 29, 1998, with the Securities and Exchange Commission.

(4) Filed as Exhibit to InKine's Form S-8 (SEC File No. 333-58065) dated June 29, 1998, with the Securities and Exchange Commission.

(5) Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1995 with the Securities and Exchange Commission.

(6) Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1997 with the Securities and Exchange Commission.

(7) Filed as an Exhibit to InKine's Current Report on Form 8-K dated February 14, 1997 with the Securities and Exchange Commission.