Form 10-Q
period 1999-09-30
INKINE PHARMACEUTICAL CO INC
filed 1999-11-15
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                           COMMISSION FILE NO. 0-24972



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

                                  610-260-9350
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 12, 1999, the registrant had outstanding 25,730,294 shares of common stock, par value $.0001 per share.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                      INDEX

                                                                                                           PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEETS - as of September 30, 1999 (unaudited)
                  and June 30, 1999.......................................................................   3

                  STATEMENTS OF OPERATIONS (unaudited) -- For the Three Months Ended September 30, 1999 and 1998, and the Period from July 1, 1993 (Commencement of Operations) through
                  September 30, 1999......................................................................   4

                  STATEMENTS OF CASH FLOWS (unaudited) -- For the Three Months
                  Ended September 30, 1999 and 1998, and the Period from July 1,
                  1993 (Commencement of Operations) through September 30, 1999............................   5

                        NOTES TO UNAUDITED FINANCIAL STATEMENTS...........................................   6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATION...............................................   7

PART II - OTHER INFORMATION...............................................................................   10

           ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................   10

           ITEM 5.  OTHER INFORMATION.....................................................................   10

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................   10

SIGNATURES................................................................................................   11


PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                             SEPTEMBER 30, 1999        JUNE 30, 1999
                                                                                 (UNAUDITED)
         ASSETS

Current assets:

     Cash and cash equivalents....................................                $      6,464           $      1,968
     Short term investments.......................................                       1,092                  4,894
     Prepaid expenses and other current assets....................                          39                    100
                                                                                  ------------           ------------
         Total current assets.....................................                       7,595                  6,962

Fixed assets, net.................................................                         184                    200
                                                                                  ------------           ------------

         Total assets.............................................                $     7,779            $      7,162
                                                                                  ============           ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued expenses..................                $        856           $      1,449
                                                                                  ------------           ------------

Shareholders' equity:
Common stock, $.0001 par value; authorized 50,000,000
     shares; issued 25,728,409 shares ............................                           2                      2
Less common stock held in treasury (16,515 shares)................                         (37)                   (37)
Additional paid-in capital........................................                       34,473                31,427
Deferred compensation.............................................                      (2,136)                (2,560)
Other comprehensive income........................................                          (1)                    (4)
Deficit accumulated during the development stage..................                     (25,378)               (23,115)
                                                                                  -------------          -------------


         Total shareholders' equity...............................                       6,923                  5,713
                                                                                  ------------           ------------

         Total liabilities and shareholders' equity...............                $      7,779           $      7,162
                                                                                  ============           ============


See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)

                                                                                                 PERIOD FROM
                                                                                                 JULY 1, 1993
                                                                                                (COMMENCEMENT
                                                                                                 OF OPERATIONS)
                                                                      THREE MONTHS ENDED            THROUGH
                                                                         SEPTEMBER 30             SEPTEMBER 30
                                                                      1999         1998              1999
                                                                      ----         ----              ----
Costs and Expenses:
      Research and development..............................       $ 1,411        $ 1,267           $12,154
      Purchased research and development....................            --             --             3,952
      General and administrative............................           915            854            10,721
      Write-off debt discount...............................            --             --                75
                                                                     ------        -------           -------

Loss from operations........................................         (2,326)        (2,121)          (26,902)

                                                                     -------       --------          --------

Interest income.............................................             63            170             1,531
Interest expense............................................             --             --                (7)
                                                                      -------      ---------          --------

Net loss....................................................       $ (2,263)      $ (1,951)        $ (25,378)
                                                                   =========      =========        ==========

Basic and diluted net loss per share........................        $ (0.10)       $ (0.09)

Weighted average shares outstanding.........................          23,546         22,703


See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                                                           PERIOD FROM
                                                                                                           JULY 1, 1993
                                                                        THREE MONTHS ENDED               (COMMENCEMENT OF
                                                                           SEPTEMBER 30,               OPERATIONS) THROUGH
                                                                       1999              1998           SEPTEMBER 30, 1999
                                                                      -----             -----          ------------------
Cash flows from operating activities:
   Net loss...............................................          $   (2,263)        $   (1,951)        $    (25,378)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation ......................................                 17                  12                  230
       Write-off of debt discount.........................                 --                  --                   75
       Value of services paid by options and warrants.....                 --                  --                   80
       Amortization of deferred compensation..............                423                 426                4,964
       Purchased research and development.................                 --                  --                2,742
       (Increase) decrease in prepaid expenses
        and other assets..................................                 61                  29                 ( 39)
       Increase (decrease) in accounts payable
        and accrued expenses..............................               (593)                198                  882
       Expenses paid by affiliate.........................                 --                  --                   97
       Increase in management fees payable................                 --                  --                  113
                                                                     ----------          ----------           ---------
     Net cash used in operating activities................             (2,355)            (1,286)             (16,234)

Cash flows from investing activities:
   Purchases of investments...............................                 --             ( 2,095)            (33,411)
   Proceeds from maturities and sales of investments......              3,804               5,229              32,322
   Capital expenditures...................................                (1)                 (1)                (416)
                                                                    -------------      -----------        -------------
      Net cash provided by (used in) investing activities.             3,803                3,133              (1,505)

Cash flows from financing activities:
   Proceeds from sale of stock and exercise
    of options and warrants - net of expenses..............             3,048                --                  24,240
   Cost of shares - acquired..............................                 --                --                    (37)
                                                                    ---------          ----------         -------------
     Net cash provided by financing activities............              3,048                --                  24,203

Net increase in cash and cash equivalents.................              4,496                1,847                6,464

Cash and cash equivalents - beginning of period...........              1,968                1,115                   --
                                                                    ---------           -------------     -------  -----

Cash and cash equivalents - end of period.................          $   6,464          $     2,962      $         6,464
                                                                    =========          =============      =============

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

         The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year, although the Company expects to incur a significant loss for the year ending June 30, 2000. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1999, which are contained in the Company's most recent Annual Report on Form 10-K.

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

3.       SHAREHOLDERS EQUITY

         PRIVATE PLACEMENT

         In September 1999, the Company completed a private placement of 2,307,691 shares of common stock, together with warrants to purchase an aggregate of 761,538 shares of common stock. Net proceeds to the Company were $2,750,000. The warrants are exercisable at $1.78 per share. The shares and warrants are subject to certain provisions which may increase the issuable shares and decrease the exercise price for the warrants, upon certain events which may have a dilutive effect on the investors.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed in this report as well as those discussed under "Other Factors to be Considered" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the Securities and Exchange Commission.

GENERAL

         The Company is a biopharmaceutical company engaged in the development of technologies for the diagnosis and treatment of cancer and autoimmune diseases. The Company pursues these objectives through a technology platform consisting of the Fc Receptor Technology, the Thrombospondin Technology and the Purgative Product. The Company acquired these technologies in 1997.

         Since commencing operations in 1993, the Company has not generated any sales revenue. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur additional losses for the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At September 30, 1999, the Company's accumulated deficit was approximately $25,378,000.

RESULTS OF OPERATIONS

         The Company incurred losses of $2,263,000 or $(0.10) per share, and $1,951,000, or $(0.09) per share, for the three month periods ended September 30, 1999 and 1998, respectively. Losses are expected to continue in the remainder of the fiscal year as the Company develops Diacol, the Thrombospondin Technology and Fc Receptor Technology.

         Research and development expenses amounted to $1,411,000 and $1,267,000 for the three month periods ended September 30, 1999 and 1998, respectively. The increase in research and development expenses is principally the result of costs associated with manufacturing and preparing and assembling an NDA for Diacol exceeding the reduction in clinical costs incurred in the previous period. Research and development expenses are expected to continue to increase in future quarters as the Company continues towards commercialization of Diacol.

         General and administrative expenses increased in the three months ended September 30, 1999 as compared to the same period a year ago due principally to costs associated with recruiting sales and marketing personnel. Also included in general and administrative expenses is amortization of deferred compensation costs relating to previously granted options to certain executive officers of the Company, of $404,000 for the three months ended September 30, 1999 and 1998. General and administrative expenses will continue to increase with the addition of other administrative personnel and an expanded scale of operations associated with the development of multiple technologies.

         Interest income amounted to $63,000 and $170,000 for the three months ended September 30, 1999 and 1998, respectively. The decrease in interest income reflects the earnings on a decreased investment balance. Fluctuation will continue to occur quarter to quarter due to changes in the investment balance.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had cash, cash equivalents and investments of $7,556,000. The cash and investment balance at September 30, 1999 includes the effect of a private placement where the Company sold a total of 2,307,691 shares of common stock and warrants to purchase 761,538 shares of common stock for an aggregate purchase price of $3,000,000. The proceeds from the private placement will be used to further develop the Company's technologies and also be used for general corporate purposes.

         The Company believes that with its current cash position, its financial resources are adequate for its operations for at least the next 12 months. The Company's future capital requirements will depend on numerous factors which cannot be quantified and many of which the Company cannot control, including continued progress in its research and development activities, commercialization costs of Diacol, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scaleup, effective marketing activities and arrangements, and licensing or acquisition activity. The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to the Company, if at all. If adequate additional funds are not available when required, the Company may have to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its operations and its business will be materially and adversely affected.

         The Company plans to invest significant resources in new personnel in the next 12 months in connection with the expansion of its commercial activities surrounding Diacol. The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its commercialization activities relating to Diacol and research and development activities relating to the Thrombospondin Technology and Fc Receptor Technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

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

         The Company has evaluated the nature and extent of the Y2K issues related to its internal systems. The evaluation indicated that the process of making the Company's internal systems (which consist of a financial system for the accounting office and a network system for internal and external communications) Y2K compliant was complete with respect to these systems as of June 30, 1999.

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

         The Company has incurred costs to date of approximately $12,000 to remediate the Y2K impact. The Company anticipates spending nominal amounts for computer consulting to fix any potential issues in its internal systems, which may arise after 2000.

         While the Company believes that it has addressed the Y2K issue, there can be no assurance that the Company's Y2K analyses was accurate, or that the costs and liabilities associated with the Y2K issue will not materially adversely impact the business, prospects, revenues or financial position of the Company. The Company is uncertain as to the worst case Y2K scenario and has not yet developed a contingency plan to handle this worst case scenario.

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

Item 2.  Changes in Securities and Use of Proceeds.

         On September 20, 1999 the Company sold a total of 2,307,691 shares of common stock and warrants to purchase 761,538 shares of common stock to The Tail Wind Fund, Ltd., Resonance Limited, Oxford Bioscience Partners II L.P. and Oxford Bioscience Partners (Bermuda) II Limited Partnership for an aggregate purchase price of $3,000,000. The warrants are exercisable at $1.78 per share and may be exercised in whole or in part at any time prior to September 20, 2003. Such private placement was made by the Company pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Act"), and Regulation D under the Act in a transaction not involving a public offering to institutional investors which qualified as accredited investors under the Act.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         On November 4, 1999 the Company announced the resignation of Dr. Taffy Williams as President and Chief Operating Officer and as a member of the Board of Directors. The Company also announced on November 4, 1999 that Leonard S. Jacob, M.D., Ph.D., Chairman and Chief Executive Officer, had been awarded a new three year employment contract with the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         27       Financial Data Schedule


(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K on September 30, 1999, reporting the completion of a Private Placement of 2,307,691 shares and 761,538 warrants for gross proceeds to the Company of $3,000,000. The items included in this report consisted of:

         Item 7. Exhibits

                           99.1  Press release dated September 21, 1999

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    INKINE PHARMACEUTICAL
                                    COMPANY, INC.



Date: November 12, 1999            By:  /s/ ROBERT F. APPLE
                                        --------------------------------
                                   Robert F. Apple
                                   Chief Financial Officer, (Authorized Officer
                                   and Principal Financial Officer)

                                    EXHIBITS





27       Financial Data Schedule