Form 10-Q
period 1999-12-31
INKINE PHARMACEUTICAL CO INC
filed 2000-02-14
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At February 10, 2000, the registrant had outstanding 27,777,240 shares of common stock, par value $.0001 per share.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                      INDEX

                                                                                                            PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEETS - as of December 31, 1999 (unaudited)
                  and June 30, 1999............................................................................3

                  STATEMENTS OF OPERATIONS (unaudited) -- For the Three and Six Month
                  Periods Ended December 31, 1999 and 1998, and the Period from July 1, 1993
                  (Commencement of Operations) through December 31, 1999.......................................4

                  STATEMENTS OF CASH FLOWS (unaudited) -- For the Six Month Periods
                  Ended December 31, 1999 and 1998, and the Period from July 1, 1993
                  (Commencement of Operations) through December 31, 1999.......................................5

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS......................................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION...........................................................7

PART II - OTHER INFORMATION....................................................................................10


SIGNATURES.....................................................................................................12

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                               DECEMBER 31, 1999        JUNE 30, 1999
         ASSETS                                                                  (UNAUDITED)

Current assets:
     Cash and cash equivalents....................................                $      1,870           $      1,968
     Short term investments.......................................                       4,171                  4,894
     Prepaid expenses and other current assets....................                           5                    100
                                                                                  ------------           ------------
         Total current assets.....................................                       6,046                  6,962

Fixed assets, net.................................................                         357                    200
                                                                                  ------------           ------------

         Total assets.............................................                $      6,403           $      7,162
                                                                                  ============           ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued expenses..................                $        625           $      1,449
Line of credit....................................................                         900                    --
Shareholders' equity:
Common stock, $.0001 par value; authorized 50,000,000
     shares; issued 25,979,309 shares ............................                           3                      2
Less common stock held in treasury (16,515 shares)................                         (37)                   (37)
Additional paid-in capital........................................                      35,046                 31,427
Deferred compensation.............................................                      (1,033)                (2,560)
Other comprehensive income........................................                          (3)                    (4)

Deficit accumulated during the development stage..................                     (29,098)               (23,115)
                                                                                  -------------          -------------


         Total shareholders' equity...............................                       4,878                  5,713
                                                                                  ------------           ------------

         Total liabilities and shareholders' equity...............                $      6,403           $      7,162
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

                      INKINE PHARMACEUTICAL COMPANY, INC.
                         (a development stage company)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                    (In thousands, except per share amounts)




                                                                                                                  PERIOD FROM
                                                                                                                  JULY 1, 1993
                                                                                                                 (COMMENCEMENT
                                                                                                                 OF OPERATIONS)
                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED         THROUGH
                                                                      DECEMBER 31              DECEMBER 31         DECEMBER 31
                                                                   1999         1998         1999         1998         1999
                                                                 --------     --------     --------     --------     --------
Costs and Expenses:
      Research and development ..............................    $  1,984     $  1,017     $  3,395     $  2,284     $ 14,138
      Purchased research and development ....................          --           --           --           --        3,952
      General and administrative ............................         982          974        1,897        1,828       11,703
      Separation agreement and accelerated vesting of options         835           --          835           --          835
      Write-off debt discount ...............................          --           --           --           --           75
                                                                 --------     --------     --------     --------     --------

Loss from operations ........................................      (3,801)      (1,991)      (6,127)      (4,112)     (30,703)
                                                                 --------     --------     --------     --------     --------

Interest income .............................................          81          145          144          315        1,612
Interest expense ............................................          --           --           --           --           (7)
                                                                 --------     --------     --------     --------     --------

Net loss ....................................................    $ (3,720)    $ (1,846)    $ (5,983)    $ (3,797)    $(29,098)
                                                                 ========     ========     ========     ========     ========

Basic and diluted net loss per share ........................    $  (0.14)    $  (0.08)    $  (0.24)    $  (0.17)

Weighted average shares outstanding .........................      25,809       22,703       24,678       22,703





See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)


                                                                                                                PERIOD FROM
                                                                                                                JULY 1, 1993
                                                                          SIX MONTHS ENDED                    (COMMENCEMENT OF
                                                                             DECEMBER 31,                    OPERATIONS) THROUGH
                                                                    1999                     1998             DECEMBER 31, 1999
                                                               ---------------         ---------------        -----------------
Cash flows from operating activities:
 Net loss ...........................................         $        (5,983)        $        (3,797)        $       (29,098)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation .....................................                      42                      26                     255
    Write-off of debt discount .......................                      --                      --                      7 5
    Value of services paid by options and warrants ...                      --                      --                      80
    Amortization of deferred compensation ............                   1,829                     985                   6,370
    Purchased research and development ...............                      --                      --                   2,742
    (Increase) decrease in prepaid expenses
      and other assets ...............................                      95                     150                      (5)
    Increase (decrease) in accounts payable
      and accrued expenses ...........................                    (824)                    125                     651
    Expenses paid by affiliate .......................                      --                      --                      97
    Increase in management fees payable ..............                      --                      --                     113
                                                               ---------------         ---------------         ---------------
  Net cash used in operating activities ..............                  (4,841)                 (2,511)                (18,720)

Cash flows from investing activities:
 Purchases of investments ............................                  (4,131)                 (5,908)                (37,542)
 Proceeds from maturities and sales of investments ...                   4,854                  10,205                  33,372
 Capital expenditures ................................                    (199)                     (5)                   (614)
                                                               ---------------         ---------------         ---------------
  Net cash provided by (used in) investing activities                     524                   4,292                  (4,784)

Cash flows from financing activities:
 Proceeds from sale of stock and exercise
  of options and warrants - net of expenses.. ........                   3,319                      --                  24,511
 Borrowings on line of credit ........................                     900                      --                     900
 Cost of shares - acquired ...........................                      --                      --                     (37)
                                                               ---------------         ---------------         ---------------
  Net cash provided by financing activities ..........                   4,219                      --                  25,374

Net increase (decrease) in cash and cash equivalents .                     (98)                  1,781                   1,870

Cash and cash equivalents - beginning of period ......                   1,968                   1,115                      --
                                                               ---------------         ---------------         ---------------

Cash and cash equivalents - end of period ............         $         1,870         $         2,896         $         1,870
                                                               ===============         ===============         ===============



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

3.       LINE OF CREDIT

         The Company secured a $2,000,000 line of credit with a financial institution in December 1999. Under the terms of this arrangement, the Company makes monthly interest-only payments at a variable per annum rate of 2.20%, plus the 30-day Dealer Commercial Paper Rate, with principal due on January 31, 2001. The Company maintains investments of approximately 100% of the amount outstanding at the institution as collateral for the line of credit. At December 31, 1999, $900,000 was outstanding under this line of credit.

4.       SHAREHOLDERS EQUITY

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

5.       SEPARATION AGREEMENT

         A one-time charge resulted from a separation agreement with the former President and Chief Operating Officer due to his resignation from the Company in November 1999. His employment contract provided for certain benefits upon resignation prior to the completion of the terms of the contract. The contract required the immediate vesting of all outstanding unvested options which resulted in a non-cash charge of $535,000 and the continuation of his salary and other benefits for a period of several months. This resulted in an additional charge of approximately $300,000.

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

GENERAL

         The Company is a biopharmaceutical company engaged in the development of technologies for the diagnosis and treatment of cancer and autoimmune diseases. The Company pursues these objectives through a technology platform consisting of the Fc Receptor Technology, the Thrombospondin Technology and Diacol(TM). The Company acquired these technologies in 1997.

         Since commencing operations in 1993, the Company has not generated any sales revenue. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur additional losses for the next several years. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At December 31, 1999, the Company's accumulated deficit was approximately $29,098,000.

RESULTS OF OPERATIONS

         The Company incurred losses of $3,720,000, or $(0.14) per share, and $5,983,000, or $(0.24) per share, for the three and six month periods ended December 31, 1999, respectively. The Company had net losses of $1,846,000, or $(0.08) per share, and $3,797,000, or $(0.17) per share, for the same periods, a year ago. Losses are expected to continue in the remainder of the fiscal year as the Company develops Diacol(TM), the Thrombospondin Technology and Fc Receptor Technology.

         Research and development expenses increased for the three and six month periods ended December 31, 1999, as compared to the same periods a year ago, as a result of increased manufacturing development costs associated with Diacol(TM) and additional costs associated with the preparation and submission of an NDA to the FDA for Diacol(TM). Research and development expenses are expected to continue to increase in future quarters as the Company continues towards commercialization of Diacol(TM).

         General and administrative expenses increased approximately $8,000 and $69,000 in the three and six month periods ended December 31, 1999, respectively, as compared to the same periods a year ago principally due to costs associated with recruiting sales and marketing personnel. Included in general and administrative expenses is amortization of options, previously granted to certain executive officers of $318,000 and $722,000 for the three and six months ended December 31, 1999, respectively. General and administrative expenses will continue to increase with the addition of other administrative personnel and an expanded scale of operations associated with the development of multiple technologies.

         A one-time charge resulted from a separation agreement with the former President and Chief Operating Officer due to his resignation from the Company in November 1999. His employment contract provided for certain benefits upon resignation prior to the completion of the terms of the contract. The contract required the immediate vesting of all outstanding unvested options which resulted in a non-cash charge of $535,000 and the continuation of his salary and other benefits for a period of several months. This resulted in an additional charge of approximately $300,000.

         Interest income amounted to $144,000 and $315,000 for the six months ended December 31, 1999 and 1998, respectively. The decrease in interest income reflects the earnings on a decreased investment balance. Fluctuation will continue to occur quarter to quarter due to changes in the investment balance.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had cash, cash equivalents and investments of $6,041,000. The cash and investment balance at December 31, 1999 includes the effect of a private placement where the Company sold a total of 2,307,691 shares of common stock and warrants to purchase 761,538 shares of common stock for an aggregate purchase price of $3,000,000. The cash balance additionally includes the effect of a borrowing on the Company's line of credit of $900,000.

         The Company believes that with its current cash position, and continued warrant and option exercises, its financial resources are adequate for its operations for at least the next 12 months. The Company's future capital requirements will depend on numerous factors which cannot be quantified and many of which the Company cannot control, including continued progress in its research and development activities, commercialization costs of Diacol(TM), progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scaleup, effective marketing activities and arrangements, and licensing or acquisition activity. The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to the Company, if at all. If adequate additional funds are not available when required, the Company may have to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its operations and its business will be materially and adversely affected.

         The Company plans to invest significant resources in new personnel in the next 12 months in connection with the expansion of its commercial activities surrounding Diacol(TM). The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its commercialization activities relating to Diacol(TM) and research and development activities relating to the Thrombospondin Technology and Fc Receptor Technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

IMPACT OF YEAR 2000

         In response to concerns that computer software and/or hardware that was designed to define the year with a two digit date field rather than a four digit field might fail or miscalculate data in the year 2000, causing disruption to the operations or business activities of the Company, the Company formed a committee to research and assess the potential risk to the Company's internal operations systems and to test its hardware and software systems for compliance. The costs incurred by the Company relating to this project were immaterial. No significant disruptions to the operations, business achieved, or computer hardware and software systems were experienced, although problems could be discovered in the future.

NEW ACCOUNTING PRONOUNCEMENTS

         On December 3, 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the requirements of SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's annual meeting of shareholders was held on November 8, 1999. At this meeting, shareholders of the Company:

         (i)      Approved the election of six (6) directors.

         The number of votes cast for, and withheld from, each nominee is set forth below.

                                                                                 For            Withheld
                                                                                 ---            --------
         Leonard S. Jacob, M.D., Ph.D.                                        15,955,854         35,875
         J.R. LeShufy                                                         15,922,654         69,075
         Steven B. Ratoff                                                     15,955,954         35,775
         Thomas P. Stagnaro                                                   15,955,854         35,875
         Robert A. Vukovich, Ph.D.                                            15,955,954         35,775
         Jerry A. Weisbach, Ph.D.                                             15,949,654         42,075

         (ii) Approved the adoption of the InKine Pharmaceutical Company, Inc. 1999 Equity Compensation Plan.

                          For               Against                     Abstain

                       14,946,157            740,470                    305,102

         (iii) Ratified the election of KPMG, LLP as independent auditors of the Company

                          For               Against                     Abstain

                       15,941,858             32,246                     17,625

ITEM 5.  OTHER INFORMATION.

         On November 4, 1999 the Company announced the resignation of Dr. Taffy Williams as President and Chief Operating Officer and as a member of the Board of Directors. The Company also announced on November 4, 1999 that Leonard S. Jacob, M.D., Ph.D., Chairman and Chief Executive Officer, had been awarded an amended employment agreement with the Company, which included a provision extending his employment agreement through November 6, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         10.18 Amendment to Employment Agreement, dated November 4, 1999, between the Company and Leonard S. Jacob.

         10.19 Severance Agreement, dated November 3, 1999, between the Company and Taffy J. Williams.

         27       Financial Data Schedule


         (b)      Reports on Form 8-K

         Not applicable.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    INKINE PHARMACEUTICAL
                                    COMPANY, INC.



Date: February 11, 2000             By:  /s/ ROBERT F. APPLE
                                         ------------------------------
                                    Robert F. Apple
                                    Chief Financial Officer, (Authorized Officer
                                    and Principal Financial Officer)

                                 EXHIBIT INDEX





         10.18 Amendment to Employment Agreement, dated November 4, 1999, between the Company and Leonard S. Jacob.

         10.19 Severance Agreement, dated November 3, 1999, between the Company and Taffy J. Williams.

         27       Financial Data Schedule