Form 10-Q
period 2000-03-31
INKINE PHARMACEUTICAL CO INC
filed 2000-05-12
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  At May 11, 2000, the registrant had outstanding 32,670,283 shares of common stock, par value $.0001 per share.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEETS - as of March 31, 2000 (unaudited)
                  and June 30, 1999....................................................................   3

                  STATEMENTS OF OPERATIONS (unaudited) -- For the Three and Nine Month Periods
                  Ended March 31, 2000 and 1999, and the Period from July 1, 1993 (Commencement
                  of Operations) through March 31, 2000................................................   4

                  STATEMENTS OF CASH FLOWS (unaudited) -- For the Nine Month
                  Periods Ended March 31, 2000 and 1999, and the Period from July 1, 1993
                  (Commencement of Operations) through March 31, 2000..................................   5

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS..............................................   6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATION............................................   7

PART II - OTHER INFORMATION............................................................................   10

SIGNATURES.............................................................................................   11

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                      (In thousands, except share amounts)


                                                           MARCH 31, 2000    JUNE 30, 1999
                                                           --------------    -------------
         ASSETS                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents .........................     $  3,312         $  1,968
     Short term investments ............................        4,267            4,894
     Prepaid expenses and other current assets .........           94              100
                                                             --------         --------
         Total current assets ..........................        7,673            6,962

Fixed assets, net ......................................          350              200
                                                             --------         --------
         Total assets ..................................     $  8,023         $  7,162
                                                             ========         ========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued expenses .......     $    383         $  1,449
     Line of credit ....................................        1,002               --
Shareholders' equity:
Common stock, $.0001 par value; authorized 50,000,000
     shares; issued 29,835,677 shares ..................            3                2
Less common stock held in treasury (16,515 shares) .....          (37)             (37)
Additional paid-in capital .............................       38,287           31,427
Deferred compensation ..................................         (752)          (2,560)
Other comprehensive income .............................           (5)              (4)
Deficit accumulated during the development stage .......      (30,858)         (23,115)
                                                             --------         --------
         Total shareholders' equity ....................        6,638            5,713
                                                             --------         --------
         Total liabilities and shareholders' equity ....     $  8,023         $  7,162
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

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)

                                                                                                      PERIOD FROM
                                                                                                      JULY 1, 1993
                                                                                                     (COMMENCEMENT
                                                                                                           OF
                                                                                                      OPERATIONS)
                                                  THREE MONTHS ENDED           NINE MONTHS ENDED        THROUGH
                                                       MARCH 31                     MARCH 31            MARCH 31
                                                  2000          1999          2000           1999         2000
                                                  ----          ----          ----           ----         ----
Costs and Expenses:
      Research and development                 $  1,100      $  1,768      $  4,495      $  4,052      $ 15,238
      Purchased research and development             --            --            --            --         3,952
      General and administrative                    722           849         2,619         2,677        12,425
      Separation agreement and accelerated
        vesting of options                           --            --           835            --           835
      Write-off debt discount                        --            --            --            --            75
                                               --------      --------      --------      --------      --------

Loss from operations                             (1,822)       (2,617)       (7,949)       (6,729)      (32,525)
                                               --------      --------      --------      --------      --------

Interest income                                      85           116           229           431         1,697
Interest expense                                    (23)           --           (23)           --           (30)
                                               --------      --------      --------      --------      --------

Net loss                                       $ (1,760)     $ (2,501)     $ (7,743)     $ (6,298)     $(30,858)
                                               ========      ========      ========      ========      ========

Basic and diluted net loss per share           $  (0.06)     $  (0.11)     $  (0.30)     $  (0.28)

Weighted average shares outstanding              28,275        22,749        25,868        22,717

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                                             PERIOD FROM
                                                                                             JULY 1, 1993
                                                                   NINE MONTHS ENDED       (COMMENCEMENT OF
                                                                       MARCH 31,          OPERATIONS) THROUGH
                                                                   2000         1999        MARCH 31, 2000
                                                                   ----         ----        --------------
Cash flows from operating activities:
   Net loss                                                    $ (7,743)     $ (6,298)     $(30,858)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                                  70            42           283
       Write-off of debt discount                                    --            --            75
       Value of services paid by options and warrants                --            --            80
       Amortization of deferred compensation                      2,109         1,465         6,650
       Purchased research and development                            --            --         2,742
       (Increase) decrease in prepaid expenses
        and other assets                                              6            93           (94)
       Increase (decrease) in accounts payable
        and accrued expenses                                     (1,066)          399           409
       Expenses paid by affiliate                                    --            --            97
       Increase in management fees payable                           --            --           113
                                                               --------      --------      --------
     Net cash used in operating activities                       (6,624)       (4,299)      (20,503)

Cash flows from investing activities:
   Purchases of investments                                      (6,985)       (9,930)      (40,396)
   Proceeds from maturities and sales of investments              7,608        15,481        36,126
   Capital expenditures                                            (220)          (67)         (635)
                                                               --------      --------      --------
      Net cash provided by (used in) investing activities           403         5,484        (4,905)

Cash flows from financing activities:
   Proceeds from sale of stock and exercise
    of options and warrants - net of expenses                     6,563            --        27,755
    Borrowings on line of credit                                  1,002            --         1,002
   Cost of shares - acquired                                         --            --           (37)
                                                               --------      --------      --------
     Net cash provided by financing activities                    7,565            --        28,720

Net increase (decrease) in cash and cash equivalents              1,344         1,185         3,312

Cash and cash equivalents - beginning of period                   1,968         1,115            --
                                                               --------      --------      --------

Cash and cash equivalents - end of period                      $  3,312      $  2,300      $  3,312
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

3.       LINE OF CREDIT

         The Company secured a $2,000,000 line of credit with a financial institution in December 1999. Under the terms of this arrangement, the Company makes monthly interest-only payments at a variable per annum rate of 2.20%, plus the 30-day Dealer Commercial Paper Rate, with principal due on January 31, 2001. The Company maintains investments of approximately 100% of the amount outstanding at the institution as collateral for the line of credit. At March 31, 2000, $1,002,000 was outstanding under this line of credit.

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

         During the third quarter, the Company received proceeds of $3,243,000 from the exercise of stock options and warrants. For the nine months ended March 31, 2000, the Company has received proceeds of $3,813,000 from the exercise of stock options and warrants.

5.       SUBSEQUENT EVENTS

         On May 5, 2000, the Company completed a private offering of 2,838,871 shares of its common stock to certain investors and issued a warrant to purchase 283,887 shares of common stock priced at $5.13 per share to the Company's placement agent. After expenses, the Company will realize approximately $9.9 million of the approximately $10.8 million in proceeds from the offering.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed in this report as well as those discussed under "Other Factors to be Considered" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the Securities and Exchange Commission ("SEC").

GENERAL

         The Company is a biopharmaceutical company engaged in the development of technologies for the diagnosis and treatment of cancer and autoimmune diseases. The Company pursues these objectives through a technology platform consisting of the Fc Receptor Technology, the Thrombospondin Technology and DIACOL(TM). The Company acquired these technologies in 1997.

         Since commencing operations in 1993, the Company has not generated any sales revenue. The Company has funded operations primarily from the proceeds of public and private placements of securities. The Company has incurred net losses in each year since its inception, and expects to incur additional losses in the foreseeable future. The Company expects that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At March 31, 2000, the Company's accumulated deficit was approximately $30,858,000.

RESULTS OF OPERATIONS

         The Company incurred losses of $1,760,000, or $(0.06) per share, and $7,743,000, or $(0.30) per share, for the three and nine month periods ended March 31, 2000, respectively. The Company had net losses of $2,501,000, or $(0.11) per share, and $6,298,000, or $(0.28) per share, for the same periods, a year ago. Losses are expected to continue in the remainder of the fiscal year as the Company develops DIACOL(TM), the Thrombospondin Technology and Fc Receptor Technology.

         Research and development expenses decreased approximately $668,000 for the three month period ended March 31, 2000, as compared to the same period a year ago, as a result of decreased clinical development costs associated with DIACOL(TM). Research and development costs increased approximately $443,000 for the nine month period ended March 31, 2000, as compared to the same period a year ago, due to the reduction in clinical development costs being offset by increases in costs associated with the preparation and submission of an NDA to the FDA for DIACOL(TM).

         General and administrative expenses decreased approximately $127,000 and $58,000 in the three and nine month periods, respectively ended March 31, 2000, as compared to the same periods a year ago principally due to a reduced charge for amortization of options. Included in general and administrative expenses is amortization of options, previously granted to certain executive officers of $276,000 and $998,000 for the three and nine month periods respectively ended March 31, 2000, as compared to $404,000 and $1,212,000 for the three and nine month periods respectively ended March 31, 1999.

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

         Interest income amounted to $229,000 and $431,000 for the nine months ended March 31, 2000 and 1999, respectively. The decrease in interest income reflects the earnings on a decreased investment balance. Fluctuation will continue to occur quarter to quarter due to changes in the investment balance.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash, cash equivalents and investments of $7,579,000. The cash and investment balance at March 31, 2000 includes the effect of a private placement where the Company sold a total of 2,307,691 shares of common stock and warrants to purchase an additional 761,538 shares of common stock for an aggregate purchase price of $3,000,000, with net proceeds to the Company of $2,750,000. Additionally, the Company received warrant and option exercises aggregating approximately $3,243,000 during the quarter ended March 31, 2000.

         On May 5, 2000, the Company completed a private offering of 2,838,871 shares of its common stock to certain investors and issued a warrant to purchase 283,887 shares of common stock priced at $5.13 per share to the Company's placement agent. After expenses, the Company will realize approximately $9.9 million of the approximately $10.8 million in proceeds from the offering.

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

         The Company plans to invest significant resources in new personnel in the next 12 months in connection with the expansion of its commercial activities surrounding DIACOL(TM). The Company anticipates incurring additional losses in the foreseeable future, and such losses are expected to increase as the Company expands its commercialization activities relating to DIACOL(TM) and research and development activities relating to the Thrombospondin Technology and Fc Receptor Technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

         On December 3, 1999, the staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101, as amended, requires registrants to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the requirements of SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"). The Statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting businesses in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. The Statement is effective for fiscal years beginning after December 15, 1998. The adoption of this standard will not have a material impact on the Company's earnings or financial position.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depend on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this standard will not have a material impact on the Company's earnings or financial position.

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

                                               INKINE PHARMACEUTICAL
                                               COMPANY, INC.

Date: May 11, 2000                             By:  /s/ ROBERT F. APPLE
                                               ------------------------------
                                               Robert F. Apple
                                               Chief Financial Officer,
                                               (Authorized Officer and Principal
                                               Financial Officer)

                                    EXHIBITS

27       Financial Data Schedule