Form 10-K
period 2000-06-30
INKINE PHARMACEUTICAL CO INC
filed 2000-09-26
CIK 929547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2000
                                              --------------
                                       or

[   ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934
             For the transition period from _________ to _________

                         Commission File Number 0-24972

                       INKINE PHARMACEUTICAL COMPANY, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter.)

                  New York                                  13-3754005
       -----------------------------                ----------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

       1720 Walton Road, Suite 200
          Blue Bell, Pennsylvania                             19422
 -----------------------------------------          ----------------------------
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (610) 260-9350
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)                (Name of each exchange on which registered)
       None                                            N/A

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
                -------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $299,478,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ SmallCap Market of The Nasdaq Stock Market on September 22, 2000. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock. The number of shares of the registrant's Common Stock outstanding as of September 22, 2000 was 33,293,027.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Definitive Proxy Statement for the registrant's 2000 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                               INDEX TO FORM 10-K

                                                                                               Page
                                                                                         References
                                                                                         ----------
PART I

         ITEM 1.   BUSINESS.......................................................................1
         ITEM 2.   PROPERTIES....................................................................25
         ITEM 3.   LEGAL PROCEEDINGS.............................................................25
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................25

PART II

         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   SHAREHOLDER MATTERS...........................................................26
         ITEM 6.   SELECTED FINANCIAL DATA.......................................................27
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS ..........................................27
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK...................................................................30
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................30
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE...........................................30

PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................30
         ITEM 11.  EXECUTIVE COMPENSATION........................................................30
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT....................................................................30
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................30

PART IV

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K...................................................................31
                   EXHIBITS......................................................................31
                   SIGNATURES....................................................................33
                   INDEX TO FINANCIAL STATEMENTS.................................................F-1

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         InKine Pharmaceutical Company, Inc., formerly Panax Pharmaceutical Company, Ltd., was incorporated in May 1993 to focus on the development of new pharmaceutical compounds identified in and isolated from plants. In early 1996, we modified our strategy, reducing our natural product discovery activities and redirecting our principal efforts toward expanding our pipeline of commercially viable pharmaceutical products by licensing or acquiring specifically-targeted products developed for the treatment of certain diseases.

         In February 1997, we acquired the rights to develop and commercialize a novel purgative tablet ("Visicol(TM)", formerly Diacol(TM)) to clean the colon for any medical purpose and for use as a laxative, with respect to which a Phase IIb clinical trial for use prior to colonoscopy had been completed at that time. Simultaneously with the consummation of a private placement in November 1997, we also acquired the rights to develop and commercialize two additional technologies: (i) a Thrombospondin Technology (defined below) for the treatment of cancer, specifically, the inhibition and prevention of tumor metastasis and
(ii) technologies to down or up-regulate the Fc receptors on macrophages and other cells to treat serious autoimmune disorders and other diseases, including asthma/allergy and certain serious infectious diseases (the "Fc Receptor Technology"). The compounds and technologies making up the Fc Receptor Technology and the Thrombospondin Technology are currently either in clinical trials or earlier stages of development. Additionally, simultaneous with the private placement in November 1997, Panax changed its name to InKine Pharmaceutical Company, Inc. and the management and Board were restructured.

         Visicol(TM). On February 14, 1997, we entered into a License Agreement (the "ALW License") with a partnership (the "ALW Partnership") whose partners include Craig A. Aronchick, M.D. Dr. Aronchick is an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and Associate Clinical Professor of Medicine at the University of Pennsylvania School of Medicine. Pursuant to the ALW License, we acquired the worldwide exclusive rights to sell, manufacture and sub-license Visicol(TM). On April 1, 1997, a patent covering Visicol(TM) issued in the United States to the ALW Partnership.

         Visicol(TM) is a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose with respect to which a Phase I, Phase IIb dose ranging study and Phase III clinical trials for use prior to colonoscopy have been completed. We believe that over 10 million procedures, which require the use of products like Visicol(TM), will be performed annually in the United States by the year 2003. All ethical colonic cleansing products currently on the market are in liquid form, require the ingestion of between one to four liters of fluid, and have either a very salty taste or a taste so foul that patients are often unable to consume the required dosage and/or nausea and vomiting occurs. Failure to ingest the required amount of liquid could result in incomplete cleansing, and, in turn, an adenoma or benign polyp could be overlooked during colonoscopy. Two Phase III clinical studies conducted by us found that Visicol(TM) is as effective a colonic cleanser, and better tolerated by patients, than the most commonly prescribed liquid preparation. With respect to tolerance of each preparation, over twenty times the number of the patients taking the liquid purgative found the taste "bad, barely tolerable" or "very bad, not tolerable." Most patients taking Visicol(TM) found that the tablets had no taste or a pleasant taste. We submitted a New Drug Application or NDA, for Visicol(TM) on November 23, 1999 to the United States Food and Drug Administration or FDA.

         On September 21, 2000, we received notification from the FDA that Visicol(TM) tablets (brand of sodium phosphate) for cleansing of the bowel as a preparation for colonoscopy was approved for marketing. The approval occurred in ten months from the NDA submission and included full labeling of the product as agreed to by the FDA and us. We have projected January 2001 as the date on which we intend to make Visicol(TM) available to patients undergoing colonoscopy. Visicol(TM), our lead product, is the first and only tablet purgative preparation indicated for bowel cleansing prior to colonoscopy.

         The Thrombospondin Technology. In November 1997, we acquired an exclusive worldwide license to the Thrombospondin Technology, a cancer treatment technology previously owned by MCP Hahnemann University or MCP.

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

         Dr. Tuszynski has also developed a murine polyclonal antibody against the TSP-1 receptor, which was also shown to prevent or significantly reduce metastasis in athymic mice. We filed a patent application directed to a novel sequence of the thrombospondin receptor and antibodies directed to the same in June 1999. More recently, Dr. Tuszynski has invented a novel soluble protein, Angiocidin, which is a potent inhibitor of new blood vessel formation (angiogenesis). Dr. Tuszynski discovered that Angiocidin is a receptor (docking site) for TSP-1, and that Angiocidin specifically breaks up and kills blood vessels in culture and when administered intravenously to animals bearing an aggressive lung tumor implanted in their flank, inhibited the growth of the tumor by approximately 560%. A patent application was filed in January 2000 directed to the composition of matter for the novel soluble protein. (The peptide molecules, the polyclonal antibody, the TSP-1 receptor and Angiocidin are referred to as the "Thrombospondin Technology"). Traditional methods of cancer treatment include surgery, radiation therapy and chemotherapy, all of which remove or kill cancer cells (and normal cells), but do not specifically prevent or inhibit metastasis.

         The Fc Receptor Technology. The focus of our research in the Fc Receptor Technology area is to discover and develop pharmaceuticals designed to modulate the immune system by manipulating macrophage and mast cell function. Specifically, we are focused on developing treatments in three therapeutic areas: autoimmune disease, serious infections and asthma/allergy. Millions of patients in the United States suffer from serious autoimmune diseases, including rheumatoid arthritis, inflammatory bowel disease ("IBD"), systemic lupus erythematosus ("lupus"), Graves Disease, idiopathic thrombocytopenic purpura ("ITP") and others. The therapeutic agents which have traditionally constituted the mainstay for the treatment of autoimmune disorders are glucocorticoid hormones (typically prednisone), which inhibit macrophage Fc receptor expression but which must be administered in high dosages and/or for extended periods of time and which are accompanied by substantial side effects, including exacerbation of diabetes, hypertension, electrolyte imbalance, weight gain, osteoporosis and increased susceptibility to infection. In the case of the autoimmune disease ITP, from which over 100,000 patients in the United States suffer, most patients relapse after glucocorticoid treatment is tapered, and in a number of such cases, surgical removal of the spleen is ultimately required. The Fc Receptor Technology, developed under the guidance of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the University of Pennsylvania School of Medicine, consists of progesterone derivatives which do not appear to have the toxic side effects of glucocorticoid hormone treatments and many of which also do not have the potentially undesirable hormonal effects normally associated with traditional progesterone and other sex hormone treatments.

         The most advanced product in the family of compounds comprising the Fc Receptor Technology is CBP-1011, a potential treatment for ITP and IBD. For the indication ITP, the compound is expected to receive protection under an orphan drug application to be made under the Orphan Drug Act, as amended. The results from two Phase II clinical studies completed to date suggest that CBP-1011 appears safe and effective in the treatment of patients with ITP. In March 1998, Phase III pivotal trials of CBP-1011 at 38 sites in the United States were initiated under a revised protocol. In June 1999 we announced, after reviewing unaudited interim Phase III efficacy and safety data with the FDA that CBP-1011 appeared to benefit certain patients with ITP without the high incidence of side effects that would normally be seen with the chronic administration of "classical steroids," such as prednisone. Discussions with the FDA regarding the data to date were favorable and we decided to commence a human pharmacokinetic study comparing the original capsule formulation to a new commercially viable tablet formulation. Preliminary results indicate that there is no significant difference between the two.

         Due to the unique action of CBP-1011 on inflamatory mediators, Dr. Schreiber conducted preclinical testing of CBP-1011 in an accepted animal model of IBD. The results demonstrated that CBP-1011 was effective in decreasing lymphocyte infiltration into the bowel compared to the buffer control. Due to good long term safety data obtained in the ITP clinical trials, we submitted a Phase II protocol to the FDA to evaluate CBP-1011 for the treatment of IBD, specifically Crohn's and ulcerative colitis. In early 2000, we initiated two Phase II multicenter clinical trials to determine if CBP-1011 was effective in treating both Crohn's and ulcerative colitis.

         On September 11, 2000, we announced positive results of our Phase II multicenter open-labeled, clinical trial of CBP-1011 in the treatment of patients with mild or moderate Crohn's disease. Key results of the study included the following: 80% of patients who completed the study responded to treatment with CBP-1011 using endpoints that were previously defined by the FDA for a recently approved drug indicated for Crohn's disease, 70% of the patients were in remission at the completion of the study and 73% of the patients responded after 4 weeks, with a remission rate of 64%. We intend to initiate dialogue with the FDA to determine the appropriate course to advance CBP-1011 to later stage clinical trials for Crohn's disease.

         Results from our Phase II multicenter trial of CBP-1011 for ulcerative colitis are expected by the end of calendar year 2000.

         Since commencing operations, we have not generated any sales revenue.

FORWARD LOOKING STATEMENTS

         Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

         Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

         We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the Securities and Exchange Commission or SEC. Also note that we provide cautionary discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other unanticipated occurrences besides those listed could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

    The following table describes the major diseases upon which we intend to focus our research and product development efforts at least through calendar year 2000, and also sets forth the current development status of products or product candidates in each area:

        PROGRAM                           THERAPEUTIC INDICATIONS                       DEVELOPMENT STATUS
        -------                           -----------------------                       ------------------
Cancer Detection and Treatment (Visicol(TM) and Thrombospondin Technology)

------------------------------------------------------------------------------------------------------------------------
Visicol(TM)                  o    Cleansing of colon prior to colonoscopy          FDA Approved
(formerly Diacol)                                                                  Phase I completed
                                                                                   Phase IIb dose ranging completed
                                                                                   Phase III completed
                             -------------------------------------------------------------------------------------------
                             o    Cleansing of colon prior to sigmoidoscopy        Phase I completed
                             -------------------------------------------------------------------------------------------
                             o    Constipation                                     Phase I completed
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Thrombospondin               o    Prevention of metastatic cancer including     Preclinical (lead compound identified)
Technology                        but not limited to breast, lung, prostate,    Receptor cloned
                                  pancreas and squamous cell cancer
------------------------------------------------------------------------------------------------------------------------

Fc receptor regulation (Fc Receptor Technology)
------------------------------------------------------------------------------------------------------------------------
CBP-1011 Capsule             o    Idiopathic Thrombocytopenic Purpura              Phase III (on hold)
------------------------------------------------------------------------------------------------------------------------
CBP-1011 Tablet              o    Crohn's and Ulcerative Colitis                   Single dose PK study complete
                                                                                   Phase II Crohn's disease complete
                                                                                   Phase  II   ulcerative   colitis  in
                                                                                   progress
------------------------------------------------------------------------------------------------------------------------
CBP-2011 series of           o    Autoimmune Hemolytic Anemia                      Preclinical
compounds
                             -------------------------------------------------------------------------------------------
                             o    Systemic Lupus Erthematosus                      Early Preclinical
                             -------------------------------------------------------------------------------------------
                             o    Rheumatoid Arthritis                             Preclinical
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Gene Therapy                 o    Serious Infection                                Early Preclinical
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Oligonucleotides             o    Asthma/Allergy                                   Early Preclinical
------------------------------------------------------------------------------------------------------------------------

         We spent $5,731,000, $6,565,000 and $2,270,000 for research and development during the years ended June 30, 2000, 1999 and 1998, respectively. We incurred a $3,952,000 expense for purchased research and development for the year ended June 30, 1998.

         Visicol(TM)

         Colorectal Cancer and Colonoscopies; Background and Statistics. According to the American Cancer Society, 2000 Cancer Facts and Figures, colorectal cancer is the second leading cause of cancer related deaths in the United States, with approximately 130,200 new cases and 56,300 deaths estimated for 2000. The incidence of colorectal cancer has increased on a yearly basis and is higher in women (51% of all colorectal cancer cases in the United States are in women) than men (49% of all cases). Other statistics suggest that age-specific incidence and mortality rates show that most cases are diagnosed in patients over 50 years of age with most patients (63% of all cases diagnosed) being diagnosed with advanced disease. The 5-year case fatality rate is 35%; however, if the disease can be diagnosed in an earlier localized stage the survival rate approaches 90%.

    Published estimates taken from scientific literature state that 5% to 7% of Americans will develop colorectal cancer. The reported risk of colorectal cancer increases after age 40, rises sharply at ages 50-55, and doubles with each succeeding decade until it peaks at age 75. It is fairly well established that colorectal cancer begins as a benign polyp or adenoma and that a benign adenoma may exist for five or ten years before degenerating into cancer. Therefore, with colonoscopic and sigmoidoscopic surveillance, along with excision of the benign polyp or adenoma, colorectal cancer appears to be a preventable disease. Many physicians believe that screening colonoscopy is essential for high risk groups, which include those with a family or personal history of colorectal cancer. High risk groups account for 20-30% of all colorectal cancers.

         The American Cancer Society and other professional groups have published a joint guideline for colon cancer screening, which recommends periodic screening for all persons over the age of 50 years. More intensive screening, often starting at an earlier age, is recommended for various groups of persons at high risk of colon cancer, including those with a family history or personal history of colon cancer. Colonoscopy is one of several methods used to screen persons over 50 who are not at high risk for colon cancer, but many physicians believe it is the best method. This belief has been strengthened by several large, recently published studies showing that colonoscopy is better at detecting cancer than several other common screening methods. Colonoscopy is widely used to screen patients at high risk for colon cancer and is used to follow up most patients who have had suspicious findings with other screening methods.

         Estimates from the National Cancer Institute suggest that between 65-75% of early cancers can be detected by screening asymptomatic individuals over 50 years of age with a 60-cm flexible sigmoidoscope, and the detection rate increases dramatically when a 165-cm colonoscopy device is utilized. As a result of such recommendations, colonoscopies have increased in the United States. We believe that a trend of increasing numbers of procedures will continue and estimate that, by the year 2003, over 10 million procedures will be performed annually in the United States. Gastroenterologists and colorectal surgeons comprise the substantial majority of professionals who perform colonoscopy. However, we believe that flexible sigmoidoscopy is now routinely done by many generalists (i.e., internists and family practitioners) in the United States.

         Existing Colon Cleansing Products. Cleansing the colon is necessary prior to colonoscopy or sigmoidoscopy, especially when the procedure is being used to screen for pre-cancerous lesions which may be 1 cm or smaller in size. Ineffective cleansing can result in poor visualization, which in turn can cause the screening physician to miss an adenoma or benign polyp.

         The most frequently used products for cleansing the colon in the United States contain either polyethylene glycol salt solution ("PEG") or sodium phosphate. Both types of products work by drawing water from the body into the gut via an osmotic effect. The accumulated fluid then passes through and flushes the intestine causing a cleansing effect. Over the last 15 years, patient intolerance to these methods of cleansing the colon has become a substantial problem.

         Purgative products are currently administered in liquid form. There are three dominant products which use PEG: Golytely(R) and NuLYTELY(R), which are manufactured by Braintree Laboratories, Inc. and Colyte(R) which is manufactured by Schwarz Pharma, Inc. Each product requires the ingestion of 4 liters (over 1 gallon) of PEG in roughly 2.5 hours. Additionally, PEG has an extremely salty taste. More recently, aqueous sodium phosphate solution (Fleet's Phospho-soda, manufactured by C.B. Fleet Company, Inc.) has been used as a purgatory alternative. Aqueous sodium phosphate solution has been demonstrated to be as effective as the PEG-electrolyte purge as a colonic cleanser. However, although a smaller volume of liquid is required to be ingested for effective colonic cleansing with aqueous sodium phosphate (between 1 and 2 liters of water), the taste of the solution is so foul that nausea and vomiting frequently occur.

         Claimed Advantages of Tablet for Cleaning Colon Prior to Colonoscopy or Sigmoidoscopy. Craig A. Aronchick, M.D., Scott H. Wright, M.D. and William H. Lipshutz, M.D., (the "Partners") developed a tablet form of the aqueous sodium phosphate purge formulation which we believe avoids the two major problems associated with the current purgatives.

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

         Results of Phase IIb Dose Ranging Study. In September 1998, we concluded a Phase IIb dose ranging study of Visicol(TM) to assess the safety and efficacy of three different doses of Visicol(TM). The results of the study were as follows:

         A total of 97 patients were randomized to receive 24, 42, or 60 grams of Visicol(TM) prior to colonoscopy to prepare their colon for examination. Half the assigned dose was self-administered the evening prior to, and half the morning of the colonoscopy. Physicians assessed efficacy by direct visualization of the colon using a 4-point scale (excellent, good, fair, inadequate/reprep). Patients assessed tolerance and compliance using a self-administered questionnaire.

         A dose-response effect was observed for the efficacy of Visicol(TM). Of patients who had a colonoscopy procedure, one hundred percent of patients receiving the high dose, 88% of patients receiving the mid-dose and 70% of patients receiving the low dose were observed to have an "excellent" or "good" rating in their colon cleansing. The high dose group was the only group in which no patient had an "inadequate or repreparation required" rating. In the "high dose" group over 87% of patients preferred Visicol(TM) tablets compared to ethical liquid preparations available as an alternative for colonoscopy preparation.

         Clinically insignificant changes in serum electrolytes which almost always returned to normal, or baseline values, within 48 to 72 hours were observed at all dose levels. No serious adverse events were reported in any dose group.

         We met with the FDA regarding the results of the Phase IIb study. Following the meeting, we submitted a protocol for a Phase III clinical study of Visicol(TM) at a dose of 60 grams.

         Results of Phase III Clinical Study. In April 1999, we concluded two pivotal Phase III trials of Visicol(TM). In each trial, Visicol(TM) tablets were as effective as cherry flavored NuLYTELY(R) liquid in the quality of colonic cleansing prior to colonoscopy. With a high degree of statistical significance, each trial also indicated that Visicol(TM) tablets were greatly preferred by patients and were better tolerated than NuLYTELY.

         Two identical, randomized, single blind, nationwide multicenter pivotal trials compared the safety, efficacy, and patient preference of Visicol(TM) tablets with NuLYTELY, the leading prescription purgative agent, in patients requiring colon cleansing prior to colonoscopy. Each trial included over 400 adults undergoing colonoscopy. Patients were randomized to receive either Visicol(TM) tablets at a total dose of 60 grams or NuLYTELY at the usual total dose of 4 liters, as in the prescribing information. The gastroenterologist performing the colonoscopy was not aware of which drug the patient received. Using a validated questionnaire, the gastroenterologist assessed the quality of colon cleansing.

         The pivotal trials were designed to demonstrate equivalence of Visicol(TM) tablets to NuLYTELY, not the superiority of Visicol(TM) tablets. In each trial, Visicol(TM) tablets demonstrated equivalence to NuLYTELY using the statistical test that had been agreed to by the FDA. The vast majority of patients in each trial were rated as having "excellent" or "good" colon cleansing. In each trial, patients who took Visicol(TM) tablets had a slightly better mean cleansing score than those who took NuLYTELY, but these differences were not statistically significant.

         In patients undergoing colonoscopy, the most commonly reported clinical adverse events associated with colonic purgation are bloating, nausea, abdominal pain and vomiting. In each pivotal trial, according to investigator documented adverse events, Visicol(TM) tablets produced statistically significantly lower incidences of nausea, vomiting and bloating when compared to NuLYTELY. For the fourth symptom, abdominal pain, there was a statistically significant difference favoring Visicol(TM) tablets in one trial, and equivalence in the other trial.

         There was no significant difference in the rate of serious adverse events between Visicol(TM) tablets and NuLYTELY in either trial or in each trial combined. The overall rate of serious adverse events was less than 0.2% among patients who took study drug.

         In each pivotal trial, after ingesting their study medication and prior to their colonoscopy, patients completed a questionnaire evaluating their study medication. Analysis of patient questionnaires also yielded a number of statistically significant advantages for Visicol(TM) tablets compared to NuLYTELY. In each trial, at least seven times as many NuLYTELY patients were unable to complete the prescribed dose compared to patients given Visicol(TM) tablets. In each trial, if given a choice of a purgative product for future colonoscopy, 90% of those taking Visicol(TM) tablets and over 75% of those taking NuLYTELY liquid would prefer to take Visicol(TM) tablets. Over three times as many patients reported that NuLYTELY was 'moderately' or 'extremely' difficult to ingest compared to patients ingesting Visicol(TM) tablets. Additionally, over twenty times as many patients found the taste of cherry flavored NuLYTELY 'bad, barely tolerable' or 'very bad, not tolerable' when compared to patients who took Visicol(TM) tablets. Finally, in each trial, to a high degree of statistical significance, patients taking Visicol(TM) tablets reported less nausea, bloating and vomiting.

         Results of NDA Submission. Following such favorable clinical results, we submitted an NDA to the FDA in November 1999. On September 21, 2000, we received notification from the FDA that Visicol(TM) tablets (brand of sodium phosphate) for cleansing of the bowel as a preparation for colonoscopy was approved for marketing. The approval occurred in ten months from the NDA submission and included full labeling of the product as agreed to by the FDA and us. We have projected January 2001 as the date on which we intend to make Visicol(TM) available to patients undergoing colonoscopy. Visicol(TM), our lead product, is the first and only tablet purgative preparation indicated for bowel cleansing prior to colonoscopy. Once marketing efforts are underway, we will conduct additional studies to determine the dosing regimen that best combines efficacious colon cleaning and patient satisfaction.

         Other Applications for Visicol(TM). We believe there are several other potential indications for the use of Visicol(TM). Colonic purgation is required in all pre-operative colonic surgical procedures and therefore could be used as a pre-operative preparation in lieu of NuLYTELY which is currently used a majority of the time. Colonic purgation is also required prior to other visualization procedures such as barium enema examinations and flexible sigmoidoscopy. We similarly believe that Visicol(TM) may be effective as a laxative for chronic constipation.

         Acquisition of Proprietary Rights to Visicol(TM) Pursuant to License Agreement. On February 14, 1997, we entered into the ALW License with the ALW Partnership formed by the Partners, pursuant to which we obtained an exclusive worldwide license, in perpetuity (subject to expiration of underlying patents and rights of termination in the event of breach by a party), to develop, use, market, sell, manufacture, have manufactured and sub-license, in the field of colonic purgatives or laxatives (the "Field of Use"), Visicol(TM) along with ALW Partnership's body of proprietary technical information, trade secrets and know-how related thereto. A U.S. patent Non-Aqueous Colonic Purgative Formulations--as to Visicol(TM) (covering any solid form of administration of sodium phosphate for use as a colonic cleansing agent or as a laxative) was issued on April 1, 1997. Patents on Visicol(TM) are pending in applications designating Europe and Canada. In January 2000 we received notice of allowance from the U.S. Patent and Trademark Office for an application that we filed for numerous solid-dose colonic cleansing agents.

         Our rights under the ALW License automatically extend to improvements developed by us and/or the ALW Partnership which are derivative of Visicol(TM), and we have a right of first refusal with respect to any new products which relate to the Field of Use but which are not derivative of Visicol(TM).

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

         Tumor metastasis is a multi-step process involving cell adhesion, migration, invasion, colonization of distant organs and angiogenesis. TSP-1 is a large glycoprotein secreted by platelets and synthesized by many cell types, including endothelial and tumor cells. TSP-1 has been implicated as a promoter of tumor progression and angiogenesis. A number of studies have demonstrated that TSP-1 can bind to multiple surface receptors on the same cell or bind to different receptors on different cells, including carcinoma cells. We believe that blocking the TSP-1 receptor may represent a novel approach for the treatment and prevention of metastasis by uniquely acting on certain steps of the metastatic cascade. By antagonizing TSP-1, cancer cell adhesion, migration, invasion and angiogenesis may all be inhibited.

         The Thrombospondin Technology and its Applications. Dr. George Tuszynski has performed laboratory studies suggesting that TSP-1 promotes tumor progression. In 1987, it was first shown that TSP-1 functioned as a tumor cell and platelet adhesive protein. Subsequently, four adhesive domains in the TSP-1 molecule were identified. Several laboratories have demonstrated that TSP-1 stimulated the migration of several types of human cancer. The interpretation that TSP-1 promotes tumor metastasis is further supported by the observation that TSP-1 injected intravenously into mice enhanced lung tumor colony formation three-fold.

         Dr. Tuszynski has found a specific amino acid sequence in TSP-1 that is believed to be responsible for promoting the effects of this molecule on tumor cell adhesion and metastasis. From this discovery, Dr. Tuszynski invented a series of peptide molecules, and a patent for the molecules has been allowed in the United States. These molecules significantly reduce metastasis of a mouse tumor cell line and a human tumor cell line when injected into athymic mice. Dr. Tuszynski has also developed a murine polyclonal antibody against the TSP-1 receptor which was also shown to prevent or significantly reduce metastasis in athymic mice. In June 1999 we filed a patent application directed to a novel sequence of the thrombospondin receptor and monoclonal antibodies directed to the same. Dr. Tuszynski investigated the pattern of distribution of the TSP-1 receptor in breast carcinoma and squamous cell carcinomas of the head and neck. His laboratory study showed strong localization of TSP-1 in the stroma of malignant tumors with little or none in benign tissue. Importantly, the receptor was expressed in carcinoma cells but was absent in normal cells. More recently similar observations were made in prostate, pancreatic and hepatocellular carcinomas.

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

         Research and Development Activities. Dr. Tuszynski has identified a hexapeptide structure which appears to prevent the spread of human tumors in animals by blocking the TSP-1 receptor. Preclinical testing is to be conducted to determine if the pharmacokinetics and safety profile warrant the introduction of this molecule into humans. We believe that because the lead compound contains a hexapeptide, manufacturing would be inexpensive relative to other peptide therapies. The prevention of the spread of small cell lung carcinoma has been tentatively chosen as the initial target cancer. The survival term (generally six months) for this type of cancer is extremely poor and should provide us with an early indication of the compound's effectiveness.

         More recently, Dr. Tuszynski has invented a novel soluble protein, Angiocidin, which is a potent inhibitor of new blood vessel formation (angiogenesis). Dr. Tuszynski discovered that Angiocidin is a receptor (docking site) for TSP-1, and that Angiocidin specifically breaks up and kills blood vessels in culture. When administered intravenously to animals bearing an aggressive lung tumor implanted in their flank, Angiocidin inhibited the growth of the tumor by approximately 560%.

         Additionally, we intend to conduct an intensive program using combinatorial chemistry capabilities to identify small organic molecules which block the TSP-1 receptor. We are in a position to accomplish this since Dr. Tuszynski cloned the TSP-1 receptor, thus providing us with chemical screening capability which did not previously exist.

         To develop this product, we intend to explore corporate partnerships because of the expense involved in developing an agent used to treat or prevent the spread of cancer. We have begun preliminary discussions with several multinational pharmaceutical companies but there can be no assurance that a corporate partnership or any cooperative agreement will be consummated.

         License of Proprietary Rights. We have licensed the rights to all the U.S. and foreign patents and patent applications relating to Thrombospondin Technology and the rights to all future research and development of the Thrombospondin Technology conducted in Dr. Tuszynski's laboratory from Dr. Tuszynski and MCP. The patents, pending patent applications and future patent applications cover or are expected to cover areas such as composition of matter for a number of peptides with anti-metastatic activity, a novel cell surface receptor which is important to the metastatic process, monoclonal antibodies to such cell surface receptor and cancer diagnostic applications, a soluble protein which is a potent inhibitor of angiogenesis, in addition to potential applications and methods of inhibiting thrombotic activity and enhancing wound healing, among other indications.

    Fc Receptor Technology

    Autoimmune and Inflammatory Diseases: Background and Statistics. Millions of patients in the United States suffer from a variety of serious autoimmune disorders such as rheumatoid arthritis, IBD, lupus, Graves Disease and others, including ITP. All of these disorders are antibody-mediated and involve antibody-coated complexes which are central to disease pathophysiology. In almost all cases, the current therapy of choice is to administer glucocorticoids, such as prednisone, at high doses and/or for extended periods of time. Unfortunately there are many complications of glucocorticoid treatment; adverse events are common and involve many major organ systems.

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

         The following is the estimated U.S. population for select autoimmune diseases in the disease categories noted below:

           Estimated U.S. Patient Population

             -------------------------------------------------------------------
                                  Disorder                        Number of
                                                                   Patients
             -------------------------------------------------------------------

             ITP                                                        117,000
             -------------------------------------------------------------------

             IBD (both Crohn's and Ulcerative Colitis)                1,000,000
             -------------------------------------------------------------------

             Autoimmune Hemolytic Anemia                                 41,000
             -------------------------------------------------------------------

             Systemic Lupus Erthematosus                                500,000
             -------------------------------------------------------------------

             Rheumatoid Arthritis                                     2,100,000
             -------------------------------------------------------------------

         Treatment Options; Glucocorticoid; Progesterone. We believe that a number of autoimmune diseases may be treated by modulation of the Fc receptor. For example, ITP, autoimmune hemolytic anemia, lupus and other systemic vasculitis disorders (such as polyarteritis nodosa, Wegener's granulomatosis, lymphomatoid granulomatosis and Sjogren's Syndrome) and rheumatoid arthritis are all antibody-mediated and generally responsive to steroids. We further believe that by concentrating on careful elucidation of mechanisms of autoimmune diseases and the role of macrophage Fc receptors in the pathophysiology of these disorders, a series of useful therapeutic agents can be identified.

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

    We have focused our development efforts on a search for agents which inhibit the clearance of antibody complexes without the accompanying toxicities observed for many glucocorticoids. In that context, we have observed that some progesterones may demonstrate the desired down-regulatory effect on macrophage Fc receptor expression and antibody clearance but some may exert potentially undesirable hormonal effects. Estrogens, meanwhile, enhance macrophage Fc receptor expression and immune clearance. For treatments of diseases characterized by interactions of IgG-containing immune complexes with macrophage Fc receptors, we have concentrated on progesterone derivatives which do not cause the toxicities seen with glucocorticoids.

         ITP. ITP is one of several autoimmune disorders in which (a) the pathophysiology involves the deposition of immune complexes in key organs and
(b) patients respond to treatment with glucocorticoids such as prednisone.

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

         CBP-1011's mechanism of action for ITP is similar to that of glucocorticoids on the regulation of macrophage Fc receptor production and results in diminution of IgG-containing complex engulfment. Given this insight, we believe that exploring related compounds with an improved safety profile over glucocorticoids and progestins in lupus and rheumatoid arthritis has merit.

         Upon successful development of CBP-1011, we anticipate that it will be more readily accepted by ITP patients because it will be better tolerated and available as an oral formulation with a reduced side effect profile as compared to IVIG, WinRho, or prednisone, although no assurance as to successful development or patient acceptance can be given. CBP-1011 is a steroid analog, demonstrating steroid-like properties but without the side-effect profile commonly associated with glucocorticoids. An extensive body of experience in human use exists and the drug is well characterized. No significant estrogenic activity has been observed to date with CBP-1011.

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

         Phase III (Pivotal) Trials Program; Trial Design. The United States pivotal trial being conducted calls for 100 evaluable ITP patients to be enrolled at approximately 38 sites in the United States. Patients must be newly diagnosed or previously responsive to prednisone. Patients will be required to have a mean platelet count between 15,000 and 75,000/mm3 at entry. The primary efficacy endpoint was defined as an increase in baseline platelet count of at least 20,000/mm3. Dosing in this open-label, historically controlled, 42-day course of treatment, commenced in March 1998.

         Responders in the active disease phase will then be randomized in a double-blind fashion, to one of three groups for an additional 42 days to assess maintenance of effect: placebo, CBP-1011 at half-strength and CBP-1011 at full-strength. The primary efficacy endpoint in this phase is maintenance of the therapeutic effect, e.g., by a sustained increase in baseline platelet count of > 20,000/mm3.

         Interim Results of Phase III Data of CBP-1011. In June 1999, we announced after reviewing unaudited interim Phase III efficacy and safety data with the FDA that CBP-1011 appeared to benefit certain patients with ITP without the side effects that would normally be seen with the chronic administration of "classical steroids," such as prednisone. Discussions with the FDA regarding the data to date were favorable and we decided to commence a human pharmacokinetic study comparing the original capsule formulation to a new commercially viable tablet formulation. The study enrolled 24 healthy volunteers, each of whom received a single dose of each formulation of CBP-1011, separated by 21 days. Preliminary results from the study indicate that the bioavailability of the tablet formulation does not differ significantly from that of the capsule formulation.

         The results of this study will need to be reviewed by the FDA before continuing our Phase III ITP clinical program with tablets. The new tablet formulation is currently being used in our two Phase II studies in patients with Crohn's disease and ulcerative colitis.

         IBD (Crohn's Disease and Ulcerative Colitis).

         Crohn's Disease. Crohn's disease is a serious inflammatory disease of the gastrointestinal (GI) tract. It predominates in the intestine (ileum) and the large intestine (colon), but may occur in any section of the GI tract. Crohn's disease usually causes diarrhea, crampy abdominal pain, often fever, and at times rectal bleeding. Loss of appetite and subsequent weight loss also may occur.

         Crohn's disease is chronic. Its cause is not known. Medication currently available decreases inflammation and usually controls the symptoms, but does not provide a cure. Because Crohn's disease behaves similarly to ulcerative colitis, from which it may be difficult to differentiate, the two disorders are grouped together as inflammatory bowel disease (IBD). Crohn's disease affects all layers of the intestine in which there can be normal healthy bowel in between patches of diseased bowel. Depending on where the involvement occurs, Crohn's disease may be referred to as Ileitis, regional enteritis, or colitis, etc. It is referred to as Crohn's disease because Burrill B. Crohn was the first name in a three-author landmark paper published in 1932, which described the disease.

         According to the Crohn's & Colitis Foundation of America, it is estimated that there may be up to 500,000 Americans with Crohn's. Males and females appear to be affected equally. While Crohn's disease afflicts people of all ages, it is primarily a disease of the young. Most cases are diagnosed before age 30, but the disease can occur in the sixth, seventh and later decades. Because no medical cure for Crohn's disease exists, the goals of medical treatment are to suppress the inflammatory response, permit healing of tissue and relieve the symptoms of fever, diarrhea and abdominal pain. Several groups of drugs form the mainstay of therapy for Crohn's disease today. They are:

             1. Aminosalicylates:  aspirin-like drugs, which include
                sulfasalazine and messalamine, given both orally and rectally.
             2. Corticosteroids:  prednisone and methylprednisolone, available orally and rectally.
             3. Immune modifiers:  azathioprine, 6MP, methotrexate.
             4. Antibiotics:  metronidazole, ampicillin, ciprofloxacin and others.

         Surgery becomes necessary in Crohn's disease when medication can no longer control the symptoms, or when there is an intestinal obstruction or other complication. In most cases, the diseased segment of bowel is removed and the two ends of healthy bowel are joined together. It is not considered a cure for Crohn's disease because the disease frequently recurs at or near the site of anastomosis (i.e., the surgical reconnection of the bowel).

         Research has shown that in IBD the body's defenses are operating against some substances in the body, perhaps in the digestive tract, which they recognize as foreign. These foreign substances (antigens) may themselves cause the inflammation, or may stimulate the body's defenses to produce an inflammation that continues without control.

         Ulcerative Colitis. Ulcerative colitis is an inflammatory disease of the colon, the large intestine, which is characterized by inflammation and ulceration of the innermost lining of the colon. Symptoms characteristically include diarrhea with or without rectal bleeding and often abdominal pain. Ulcerative colitis differs from Crohn's disease since ulcerative colitis affects only the colon. The inflammation is maximal in the rectum and extends up the colon in a continuous manner without any "skip" areas of normal intestine.

         Ulcerative colitis affects only the innermost lining of the colon, whereas Crohn's disease can affect the entire thickness of the bowel wall. It is estimated that there are up to 500,000 Americans with ulcerative colitis. Ulcerative colitis is predominantly a disease of the young with most cases generally beginning before age 30, although the disease can also occur in the sixth, seventh and later decades of life.

         Currently, no medical cure for ulcerative colitis exists, but effective medical treatment can suppress the inflammatory process, permit healing of the colon, and relieve the symptoms of diarrhea, rectal bleeding and abdominal pain. As such, the treatment of ulcerative colitis involves medicines that decrease the abnormal inflammation in the colon lining and thereby control the symptoms.

         Three major classes of medication are used today to treat ulcerative colitis. They are:

             1. Aminosalicylates: These medications include aspirin-like medications such as 5-aminosalicylic acid (5-ASA, mesalamine, olsalazine) and sulfasalazine. These medications are effective in the treatment of mild to moderate epsiodes of ulcerative colitis.
             2. Corticosteroids: These medications include prednisone,
                methyprednisolone and budesonide. These medications are used for patients with moderate to severe disease.
             3. Immunomodulatory medicines: These medications include
                azathioprine, 6-mercaptopurine (6-MP) and recently cyclosporine. As a group, they alter the body's immune cells from interacting with the inflammatory process. However, these medications can take as long as three months to begin their beneficial effects.

         In a small proportion of patients, medical therapy is not completely successful or complications arise. Under these circumstances, surgery may be considered. This surgery involves the removal of the entire colon and rectum with the creation of an ileostomy or external stoma. Differing from Crohn's disease, which can recur after surgery, ulcerative colitis is "cured" once the colon is removed.

         Researchers do not know what causes this disease. They do not believe it is caused by emotional stress, or by food, or that it is transmitted directly from one person to another. Research has shown that in ulcerative colitis, the body's defenses are operating against some substances in the body, perhaps in the digestive tract, which the body recognizes as foreign. These foreign substances (antigens) may themselves cause the inflammation to begin or to stimulate the inflammatory process to continue without control.

         CBP-1011 and IBD. CBP-1011 is also being evaluated for the treatment of IBD, specifically, Crohn's disease and ulcerative colitis. CBP-1011 inhibits pro-inflammatory mediators while possibly offering distinct safety advantages over traditional steroid therapy. In early 2000, we initiated two Phase II multi-center clinical trials to determine if CBP-1011 was effective in treating both Crohn's and ulcerative colitis.

         Summary of Clinical Data. To date there has been one study completed which has assessed the effects of CBP-1011 on Crohn's disease. The results of the Phase II study indicate that CBP-1011 appears safe and effective in the treatment of patients with Crohn's disease. The results of the study were as follows:

         A multicenter open-labeled, clinical trial of CBP-1011 was conducted in the treatment of patients with mild or moderate Crohn's disease. Patients with an established diagnosis of Crohn's disease, currently taking medications such as aminosalicylates, cyclosporine, 6-mercaptopurine, azathioprine and/or systemic corticosteroids (less than or equal to 20 mg/day), and experiencing increased gastrointestinal symptoms confirmed by a baseline Crohn's Disease Activity Index (CDAI) between 200 and 400 were eligible to receive CBP-1011 tablets in a loading dose of 4 grams per day for the first two days followed by a daily maintenance dose of 1000 mg (500 mg every 12 hours) for up to 2 months. Ninety-one percent (10 of 11) of patients completed 2 months of treatment and 1 additional patient remained on therapy and is included on the 4-week analysis. Of the 12 patients enrolled, only 1 patient discontinued therapy, and this was due to "fatigue."

         Key results of the study included:

             o 80% of patients who completed the study responded to treatment with CBP-1011 using endpoints that were previously defined by the FDA for a recently approved drug indicated for Crohn's (defined as a decrease in the CDAI at 8 weeks compared to baseline greater than or equal to 70 or a CDAI score of less than or equal to
               150).

             o 70% of the patients were in remission (CDAI less than or equal to
               150) at the completion of the study.

             o 73% of the patients responded after 4 weeks, with a remission rate of 64%.

             o Response at two months was accompanied by a decrease in
               C-reactive protein in every case where this protein could be detected at baseline, consistent with reduced inflammation.

             o No serious adverse events occurred during the study.

             o Transient elevations in serum transaminases were observed in some patients but all values returned to normal while patients remained on therapy.

         To put our results in perspective, published studies of currently marketed products for acute flares of Crohn's disease have produced remission rates ranging from 25% to 80%. The upper range of remission rates were seen with traditional glucocorticoids (e.g., prednisone), which are poorly tolerated when chronically administered.

         We intend to initiate dialogue with the FDA to determine the appropriate course to advance CBP-1011 to later stage clinical trials for Crohn's disease.

         Results from our Phase II multicenter trial of CBP-1011 for ulcerative colitis are expected by the end of calendar year 2000.

         We also filed a patent describing the novel activity of CBP-1011 and related analogs on IBD. With a large U.S. market potential we may choose an out-licensing partner for Phase III development of these indications.

         Additional Therapeutic Opportunities Identified in the Fc Receptor Program. In addition to the autoimmune program, we are pursuing two other novel programs: serious infection and asthma/allergy. The relationship of the Fc receptor to these disease areas has been identified and a number of preclinical studies have been performed.

         Alan D. Schreiber, M.D., who is conducting sponsored research for us, demonstrated and published in peer-reviewed journals the feasibility of conferring engulfment (phagocytic) properties to cells which are not normally capable of phagocytosis by nature. In collaboration with a leading gene therapy researcher, this conversion was possible by administering Fc receptor gene cDNA to the cells of interest. The feasibility of converting a non-phagocytic cell to a phagocytic cell could represent a critical step in the body's fight against infectious microorganisms. Dr. Schreiber has developed novel therapeutic strategies to facilitate the removal of bacteria from the lung and from the systemic circulation (via the liver). Such new therapies might be used in association with antibiotics for the treatment of serious pulmonary or systemic infections and in the prevention of the onset of infection in disorders predisposed to bacterial or opportunistic infections.

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

         A number of United States and foreign patent applications have been filed, eight of which have been allowed in the United States which describe methods of inhibiting or stimulating phagocytosis and methods of modulating clearance of immune complexes. If the patents are issued, they will relate to therapies for infectious diseases, inflammation, asthma/allergy and autoimmune diseases.

         License of Proprietary Rights. Rights to the Fc Receptor Technology are owned by the University of Pennsylvania, pursuant to which we have obtained an exclusive worldwide license for the term of the patents covered thereunder, to make, have made, use, sell and to exploit all patent and other rights under this license.

MANUFACTURING

         We do not have the resources, facilities or capabilities to manufacture any of our proposed products. We have no current plans to establish a manufacturing facility. We expect that we will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards. Our dependence on third parties for manufacturing may adversely affect operating results as well as our ability to develop and deliver products on a timely and competitive basis.

         Contract manufacturers may utilize their own technology, technology developed by us, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology and have ownership of the Drug Master File, our reliance on such contract manufacturer is increased, and we may have to obtain a license from such contract manufacturer to have our products manufactured by another party. Technology transfer from the original contract manufacturer may be required. There can be no assurance that any such license will be available on terms acceptable to us, or, if available, that such technology will be successfully transferred to us. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary Drug Master File held by a contract manufacturer. FDA approval of the new manufacturer and manufacturing sight would also be required.

         We have contracted with Pharmaceutical Manufacturing Research Services, or PMRS, a manufacturing development company, to supply commercial quantities of Visicol(TM) in a manner which meets FDA requirements. Recently, the FDA has approved the manufacturing processes of PMRS. Standards set by the FDA must be maintained at all times, since the failure to do so could result in the loss of "approved status" at PMRS. Any such loss would have a significant negative impact on us since we do not have an approved secondary manufacturer for Visicol(TM). We are currently seeking an appropriate manufacturer to produce CBP-1011 and other proposed products.

MARKETING & SALES

    In order to market any of our products directly, we must develop a marketing and sales organization. We have not marketed, distributed or sold pharmaceutical products under the InKine name. We have recently hired an internal sales and marketing management team which will set our strategies for the sales and marketing organization. Since Visicol(TM) will be the first of our proposed products to be sold, the following strategy for the launch of Visicol(TM) has been initiated:

             1. To minimize our internal infrastructure and the cost required for product commercialization while maximizing product exposure and reach, we are establishing numerous outsourced agreements with experienced suppliers. These suppliers will assist us in developing the sales, customer service and distribution arms of our commercial operations, allowing us to realize certain efficiencies and expertise we would not realize with start-up internal operations. Our internal management structure will oversee and support these outsourced operations, maintain control over all marketing and strategic planning issues and eventually manage the transition to an internal risk-minimizing structure.

             2. A Letter of Intent has been executed with Innovex, the leading provider of contract sales and marketing solutions to the healthcare industry. Innovex will be responsible for hiring and training a dedicated sales force that will launch and promote Visicol(TM), and any of our other products which may be approved by the FDA. These sales representatives will spend their entire day promoting our products, and will in all ways be perceived as InKine sales reps. The sales force will cover the top 60% of colonoscopy preparation prescribers, the majority of whom are gastroenterologists.

             3. We have authorized Integrated Commercialization Solutions, Inc.
                or ICS, a leader in supply chain management for the pharmaceutical industry, to implement third-party logistics. This will involve handling customer service, order management, distribution, accounts receivables, contract charge back administration and promotional material distribution for Visicol(TM). Like the sales force, ICS will in all ways be represented to the customer as InKine.

             4. Market Development Group is working on the medical marketing side of Visicol(TM) to help translate the advantages of Visicol(TM) into appropriate marketing messages. Goals of this relationship include building a market and increasing early adoption of the product.

             5. Med Tier, a leading medical communications company, is helping us develop advertising strategies and tactics for the promotion of Visicol(TM).

COLLABORATIVE ARRANGEMENTS; RESEARCH AND LICENSE AGREEMENTS

         Collaborations may allow us to leverage our scientific and financial resources and gain access to markets and technologies that would not otherwise be available to us. In the long term, development and marketing arrangements with established companies in the markets in which potential products will compete may allow our products more efficient access to intended markets and may, accordingly, conserve our resources. We expect that we will enter into development and marketing arrangements for some of the products we may develop. From time to time, we hold discussions with various potential partners.

         We have rights under license agreements to several patents and patent applications under which we expect to owe milestone payments and royalties on sales of certain of our proposed products. Additionally, certain of these agreements also provide that if we elect not to pursue the commercial development of any licensed technology, or do not adhere to an acceptable schedule of commercialization, then our exclusive rights to such technology would terminate. We also fund research at certain institutions, and these relationships may provide us with an option to license any results of the research.

GOVERNMENT REGULATION

         The production and marketing of our products and our research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, biological products, drugs and diagnostic products are subject to rigorous review by the FDA. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, refusal of the government to approve product and/or license applications or to allow us to enter into government supply contracts, the withdrawal of previously approved applications and criminal prosecution.

         In order to obtain FDA approval of a new drug product, we must submit proof of safety and efficacy. Such proof entails extensive and time-consuming preclinical and clinical testing. The results of preclinical studies are submitted to the FDA as part of an Investigational New Drug Application or IND. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Once the IND is reviewed, human clinical trials may be conducted. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or healthy volunteer subjects primarily for safety at one or more doses. During Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the Institutional Review Board reviewing and monitoring the trials, must be submitted to the FDA prior to commencement of each clinical trial. Various reports must be submitted to the FDA during the course of the trials, and the FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

         The results of the clinical trials are submitted to the FDA as part of an NDA. Following extensive review of an NDA, the FDA may grant marketing approval, require additional testing or information, or deny the application. Sales of a new drug may commence following FDA approval of an NDA and satisfactory completion of a pre-approval review of the manufacturing facility and pertinent production records. If there are any modifications to the drug, including any changes in indication, manufacturing process, labeling or manufacturing facility, an NDA supplement may be required by the FDA.

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

COMPETITION

         The biopharmaceutical industry is highly competitive, including the industry segments related to (i) receptor based technologies, which include the Fc Receptor Technology, (ii) purgative agents for clearing the colon, which include Visicol(TM), and (iii) the treatment and prevention of cancer, which includes the Thrombospondin Technology. We are likely to encounter significant competition with respect to Visicol(TM)and our product candidates currently under development, including, but not limited to, competition from: (a) Braintree Laboratories, Inc., Schwarz Pharma Inc. and C.B. Fleet Company, Inc. with respect to the product applications targeted by Visicol(TM); (b) La Jolla Pharmaceutical Company, AstraZeneca, Salix Pharmaceuticals, GeneLabs Technologies, Inc., IDEC Pharmaceuticals Corporation, Immune Response Corporation, Autoimmune, Inc. and Anergen, Inc. with respect to the treatment of diseases targeted by the Fc Receptor Technology; and (c) Boston Life Sciences, Inc., Entremed, Inc. and Human Genome Sciences, among others with respect to the treatment of diseases targeted by the Thrombospondin Technology. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. We may also face competition from companies using different or advanced technologies that could render our products obsolete.

OTHER FACTORS TO BE CONSIDERED

         If we do not obtain required approvals from the government, then we may not successfully market or sell our products.

         The FDA requires multiple stages of tests, known as phase I, II and III clinical trials, on all pharmaceutical products. In addition, the FDA must confirm that our drug manufacturers are complying with applicable federal regulations. The process to obtain government approvals of a pharmaceutical product takes many years and requires substantial resources.

         The FDA may delay or halt the clinical development of our proposed products at any stage, or may deny us approval to market a product. If any of these adverse actions are taken by the FDA, we may delay or stop the development of a product or may be unable to commercialize such product. We do not believe we are subject to risks which are materially different than other pharmaceutical companies seeking FDA approval, but the process of obtaining FDA approval is expensive, time-consuming and often filled with unexpected problems. Even if we receive approval of a product candidate, the FDA may limit and restrict the drug's use and may subject our products to continuous review. If we fail to comply with any applicable regulatory requirements, the FDA could impose penalties on us, including:

             o warning letters;
             o fines;
             o withdrawal of regulatory approval;
             o product recalls;
             o operating restrictions;
             o injunctions; and
             o criminal prosecution.

      1. FDA marketing approval:

         We submit the results of our scientific studies, commonly referred to as preclinical studies, to the FDA as part of an investigational new drug application, commonly referred to as an IND. An IND is a summary document describing the drug product, the safety of the drug product and the filer's proposed use of the drug product. After the FDA allows the IND to become effective, we conduct human clinical trials (phase I, II and III). We then submit the results of these trials to the FDA as part of an NDA. The FDA requires the filing of the NDA, which summarizes all human clinical and manufacturing experiences of the drug. The FDA approves a drug on the basis of the NDA. After we file the NDA, the FDA may approve the product for marketing, require additional testing or deny the application.

      2. FDA manufacturing approval:

         The FDA requires pharmaceutical companies to include detailed manufacturing information in an NDA. The FDA has mandated that all manufacturing facilities and processes comply with good manufacturing practices, or GMP. GMP is a body of federal regulations and guidelines that govern the manufacture of drugs for human use. For example, all manufacturers must pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, drug manufacturers must demonstrate that:

             o the drug product can be consistently manufactured at the same quality standard;
             o the drug product is stable over time; and
             o the level of chemical impurities in the drug product are under a designated level.

         For example, the FDA has approved our manufacturing process for Visicol(TM). Visicol(TM) is one of our proposed products that is taken in tablet form and used to clean the colon for medical purposes. Even after obtaining manufacturing approval, the FDA may delay or prevent us from marketing Visicol(TM) if we do not continue to consistently manufacture appropriate amounts of Visicol(TM) or cannot continue to repeat the manufacturing process used to manufacture the phase III clinical trial batches of Visicol(TM). We currently have only one approved manufacturer of Visicol(TM), and we have initiated the process to obtain a qualified secondary manufacturer of Visicol(TM).

      3. FDA oversight after product approval:

         The FDA will regulate us after a product has been approved. The FDA may require post-marketing testing and surveillance to monitor the effects of an approved drug product. The FDA may also place conditions on any approvals that could restrict the sale or use of a product.

     4. Status of our products in the FDA approval process:

         Our proposed products are in various stages of development and in various stages of the FDA approval process, as set forth below:

             o Visicol(TM).  We have completed a phase I, IIb, and two phase III clinical trials for Visicol(TM). We submitted an NDA for Visicol(TM) to the FDA on November 23, 1999 and obtained FDA approval to begin marketing Visicol(TM) on September 21, 2000. We are currently putting in place the manufacturing and marketing plans for Visicol(TM) with an anticipated product launch in January 2001.

             o CBP-1011.  We developed CBP-1011 as a compound for the treatment of idiopathic thrombocytopenic purpura, or ITP, an autoimmune disease which causes spontaneous bleeding. CBP-1011 is currently in phase III clinical trials for ITP. In December 1999, we began enrolling patients in a phase II trial for the treatment of patients with inflammatory bowel disease using CBP-1011. Inflammatory bowel disease consists of both Crohn's disease and ulcerative colitis, both of which are inflammation disorders of the bowel. On September 11, 2000, we announced positive results of our Phase II study on Crohn's disease and anticipate the results of our Phase II study in ulcerative colitis by the end of the calendar year 2000. We refer to CBP-1011 and certain related products as the FcReceptor technology.

             o Thrombospondin technology products.  We have acquired an exclusive worldwide license to a cancer treatment technology known as the thrombospondin technology. We are evaluating a number of product opportunities utilizing the thrombospondin technology in the area of cancer treatment, which are in the early stages of development (before phases I, II and III). We have not begun human clinical trials for these products.

         We may never receive FDA approval for any of these products (other than Visicol(TM)), and without FDA approval, we may not manufacture, market or sell these products.

We have not generated any revenue to date. If we continue to incur substantial losses, then the value of our common stock is likely to be reduced. Also, we may never achieve a profitable level of operation.

         To date, we have engaged solely in the research and development of proposed drug products. We have not generated any revenue from product sales or royalties and will not do so until we manufacture and market them successfully. We have incurred losses in each year since our inception on July 1, 1993. As of June 30, 2000, we had an accumulated deficit of approximately $32.8 million.

         Our proposed products are in various stages of marketing or development and require significant research, development and testing. We must obtain all of the necessary government approvals for our products before we can sell any proposed product. As a result, we believe our losses will continue in the foreseeable future as we develop our products.

         If our research spending in the foreseeable future is greater than potential Visicol(TM) sales revenue, then we may never conduct our operations at a profit. Our common stock is likely to decrease in value if we fail to generate profits or if the market believes that we are unable to do so.

         We have granted or committed to grant shares and options to founding scientists and consultants when we achieve agreed upon product development goals. These goals relate to our filing applications with the FDA, and achieving agreed upon sales targets. As a result, our potential earnings per share will decrease because of the necessary accounting treatment of these shares and options.

If we do not develop and maintain relationships with manufacturers, then we may not successfully manufacture and sell our products.

         We do not possess the capabilities, resources or facilities to manufacture any of our proposed products. We must contract with manufacturers to produce our proposed products according to government regulations. Our future development and delivery of our products on a timely, profitable and competitive basis depends on the performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our proposed products. We may fail to contract with the necessary manufacturers or we may contract with manufacturers on terms which may not be entirely acceptable to us.

         Manufacturers may utilize their own technology, our technology or technology obtained from others in developing a manufacturing process for our products. We may pay a fee to the manufacturer if we utilize the manufacturing process that the manufacturer has developed or if we seek a third party to participate in the development process.

         We have contracted with Pharmaceutical Manufacturing Research Services, or PMRS, a manufacturing development company, to supply commercial quantities of Visicol(TM) in a manner which meets FDA requirements. Recently, the FDA has approved the manufacturing processes of PMRS. Standards set by the FDA must be maintained at all times, since the failure to do so could result in the loss of "approved status" at PMRS. Any such loss would have a significant negative impact on us since we do not have an approved secondary manufacturer for Visicol(TM). We are currently seeking an appropriate manufacturer to produce CBP-1011 and other proposed products.

If we do not develop and maintain either internal or external marketing capabilities, then we may not successfully sell our products.

         We have not marketed, distributed or sold pharmaceutical products under the InKine name. We may contract with third parties which specialize in marketing, selling and distributing pharmaceutical products or try to build an internal sales and marketing operation. If we choose to utilize third parties for sales and marketing, then we may exert limited control over these third parties and the amount and timing of resources which they devote to our products. We may not achieve our desired amount of revenue from product sales if these third parties fail to market and sell our products effectively.

         We may establish an internal sales and marketing force or convert from an external sales force after a few years of selling Visicol(TM). If we choose to follow this strategy, then we will have to spend significant additional funds and devote significant resources and time to establish this internal sales and marketing force. Because of our inexperience in these areas, however, we may not successfully implement an internal sales and marketing force which is competitive or cost effective.

         We may choose to license our products to others to market, or circumstances may force us to license our products if we do not develop adequate manufacturing and marketing capabilities. If we license our products, we will receive less revenue and may realize less profit.

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we will not be able to conduct our operations at a profit.

         We are developing products that will compete in three very competitive segments of the pharmaceutical industry. The three segments are those which include (i) Visicol(TM), (ii) CBP-1011, and (iii) the thrombospondin technology. Based on total assets and revenues, we are significantly smaller than the majority of our competitors in these segments. Therefore, we may encounter significant competition with respect to each of our potential products, primarily from the following competitors:

                                             Product Candidates
                                             ------------------
                                                                                              Thrombospondin
                         Visicol(TM)                         CBP-1011                           Technology
                         -----------                         --------                           ----------
Competitors      Braintree Laboratories,  Inc.    La Jolla Pharmaceutical Company         Boston Life Sciences, Inc.
-----------      C.B. Fleet Company, Inc.         AstraZeneca                             Entremed, Inc.
                 Schwarz Pharma Inc.              Salix Pharmaceuticals                   Human Genome Sciences
                                                  GeneLabs Technologies, Inc.
                                                  IDEC Pharmaceuticals Corporation
                                                  Immune Response Corporation
                                                  Autoimmune, Inc.
                                                  Anergen, Inc.

         The financial strength of our competitors is particularly important in the pharmaceutical industry, where technological innovations occur rapidly. These technological innovations can dramatically affect the price and effectiveness of a product line and they can render a competing product line obsolete. Our competitors that have strong financial resources may develop competitive products that are cheaper and more effective than our products. These competitive products may render our products unmarketable or non-competitive. Even if our competitors do not develop better and more cost effective products, they may manufacture and market their products more successfully than us. Therefore, our competitors may capture all or a large segment of our market, severely restricting our ability to achieve a profitable level of product sales.

         In addition to our competitors in the pharmaceutical industry, colleges and universities, hospitals, government agencies and other research organizations are conducting research and seeking patent protection for a variety of products which may compete with our products. Any of these organizations could develop products which could render our products obsolete or non-competitive.

If the owners of technology licensed to us terminate our license agreements, then these owners could prevent us from developing, manufacturing or selling that product covered by that license.

         We have acquired the worldwide exclusive right to market Visicol(TM), the Fc receptor technology and the thrombospondin technology under various license agreements. Each of the owners of the technology licensed to us may terminate the license prior to its expiration date under certain circumstances, including our failure to comply with commitments related to the development of the products specified in the licenses. For example, some of our licensing agreements require us to spend specific amounts for research and development of our products. If we do not comply with the terms of these agreements, the owners of the licensed technology could demand the return of all rights to the licensed technology, and force us to cease developing, manufacturing or selling the products covered by that license.

If we are unable to protect our intellectual property, then our competitors may develop similar products which could render our products obsolete.

         Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United

States and other countries. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions. Without patent and other protections, other companies could offer substantially identical products for sale without incurring the sizeable development and testing costs that we have incurred. Our ability to recoup these expenditures and realize profits upon sale of product could be diminished.

         The process of obtaining patents can be time consuming and expensive. Even if we spend the necessary time and money, a patent may not issue or it may insufficiently protect the technology it was intended to protect. We can never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because U.S. patent applications are maintained in secrecy until a patent issues and publications in the scientific or patent literature lag behind actual discoveries.

         Even after the U.S. Patent and Trademark Office issues patent rights to us, our competitors may develop similar or duplicate technologies or design around the patented aspects of our technology, which may decrease sales of our prospective products, therefore causing a negative impact on our profit. Competitors may also challenge our patent rights in court by alleging patent infringement. If we lose a patent infringement suit, third parties may claim significant damages, require us to license the disputed technology or require us to cease using the disputed technology.

         In 1997, the U.S. Patent and Trademark Office issued a patent covering the use of Visicol(TM) as a colonic cleansing agent or as a laxative. In January 2000 we received notice of allowance from the U.S. Patent and Trademark Office for an application that we filed for numerous solid-dose colonic cleansing agents. We have also filed applications for Visicol(TM) under the Patent Cooperation Treaty which designate Europe and Canada.

         One of our products, CBP-1011 (within the Fc receptor technology), is not patentable for use in ITP. Instead of a patent, we expect that CBP-1011 will receive protection based on FDA designation of Orphan Drug Status for ITP, which means the FDA has determined that the number of people affected by the disease to be treated by the drug is less than 200,000, and that having numerous companies compete for the market is unrealistic and likely to harm, rather than help, prospective users of the product. If we receive this designation, we will have an exclusive right to sell CBP-1011 for ITP for seven years. In October of 1999, we filed a U.S. patent application to treat inflammatory bowel disease with CBP-1011 and other similar compounds. The U.S. Patent and Trademark Office has not yet issued this patent.

         Patents or patent applications are pending for our TSP-1 peptide and angiocidin, two of the thrombospondin technology compounds. The area of cancer technology is complex and the patents covering our TSP-1 peptide may not be adequate.

         We have also obtained the rights to foreign patents, and intend to apply for additional foreign patents, for other products and technologies. Competitors could challenge or develop around the patents, or the scope of the patents may not be adequate to protect the patented product from competitors. The commercial success of our products will also depend upon our ability to make sure the products do not infringe on patents issued to competitors. We have not conducted a search to determine if there are any patents similar to those covering Visicol(TM) or the TSP-1 peptide and angiocidin.

         Our employees or scientific consultants may develop inventions or processes independently that may be related to our products. These employees or consultants could claim ownership of these inventions or processes, and these claims could succeed. We may need to enter into protracted and costly litigation to enforce or determine the scope of our proprietary rights.

         Government agencies and academic institutions have funded the development of some of our patented technologies, in particular the thrombospondin technology and the Fc receptor technology. Although we have acquired the rights to use such technology, these agencies or institutions may have rights to the technology or inventions, including rights to the royalty-free use, but not sale, of the invention or technology for our own purposes.

If we do not receive adequate reimbursement from the government, managed care organizations and private insurance plans, then some patients may be unable or unwilling to purchase our products and we will achieve less revenue from product sales.

         Successful sales of our products in the United States and other countries depend on the availability of adequate reimbursement from the government, managed care organizations and private insurance plans. Pharmaceutical companies often use reimbursement as the basis for determining their sales. In the pharmaceutical industry, unlike other consumer product industries, insurance companies, including managed care organizations, often pay drug manufacturers and distributors directly for their products. In fact, pharmaceutical companies make a majority of their sales to insurance companies and not to consumers. These organizations provide for reimbursement only after considering a number of factors, including product features such as safety, medical necessity, cost and the experimental nature of the product. We will spend significant amounts of time and other resources to obtain reimbursement for our products. The organizations which provide reimbursement routinely limit reimbursement and attempt to exert significant pressure on medical suppliers to lower their prices.

         We cannot predict the amounts or reliability of reimbursement because reimbursement for pharmaceutical products incorporating new technology is historically unpredictable in the pharmaceutical industry. Additionally, reimbursement varies from country to country. We do not know whether our products will qualify for reimbursement from domestic or foreign reimbursement sources.

If we do not obtain debt financing or additional capital in the future, then we may not be able to continue our operations beyond December 31, 2001.

         We need additional capital to develop, manufacture and market our proposed products. Specifically, we will spend funds for the following:

             o Researching and developing our proposed products, including participating in human clinical trials and animal studies conducted before clinical trials;
             o Seeking necessary approvals from the government;
             o Developing manufacturing and distribution capabilities; and
             o Funding our growth as a company.

         We believe that our current capital resources will fund our operations through December 31, 2001. Our future capital requirements will depend on a variety of factors. For example, if we experience continued progress in our research and development activities, or if we determine that it is necessary to prosecute and enforce our patents, we will require additional capital. In addition, our future marketing activities will affect our future capital requirements. Because we have no experience in marketing our products, we have no experience in predicting how much capital will be necessary to successfully complete our marketing plans. If we fail to accurately predict our future capital requirements, we may be unable to continue our operations.

         We regularly seek funding for our operations from a variety of sources, including public and private securities offerings, loans and joint arrangements with partners. We currently do not possess a commitment to obtain additional funding, and we may never receive additional funding in the future. If we fail to obtain additional funding, we will delay, scale back or eliminate our research and development activities or enter into arrangements with others to develop and market certain proposed products that we may otherwise have developed ourselves.

If the holders of our outstanding options and warrants exercise such options and warrants, then the market price of the common stock may drop.

         We have a total of approximately 7.6 million options and warrants outstanding at June 30, 2000. Options and warrants give the holder the right to purchase shares of a company's stock in the future for a predetermined price which may or may not be below the current market value of such company's stock at the time the option or warrant is exercised. In addition, we can issue an additional 900,000 options pursuant to our option plans. To date, option and warrant holders have exercised approximately 4,900,000 options and warrants in the aggregate at prices ranging from $0.50 to $2.16. We believe that option holders and warrant holders may exercise options and warrants when we are able to obtain additional financing on more favorable terms. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop.

If our common stock continues to be volatile and thinly traded, then our shareholders may not be able to sell their shares when desired.

    The market price of our common stock, similar to other development-stage public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, the number of our shares theoretically available for sale in any one day is approximately 33,000,000 shares and our average daily trading volume has historically been approximately 479,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

If we do not have adequate insurance for product liability claims, we may be subject to significant expenses relating to these claims.

    We are subject to significant product liability risks relating to the testing, manufacturing and sale of the products we are developing. These risks include:

             o Our proposed products could cause undesirable side effects or injury during clinical trials;
             o Our products could cause undesirable side effects or injury when sold; or
             o We may agree to reimburse others that incur liability relating to our product.

         We currently maintain insurance for product liability claims in the amount of $10,000,000 per occurrence and $10,000,000 in the aggregate. We have no way of knowing if these amounts will be adequate to cover any product liability claims filed against us. If we do not or cannot maintain adequate insurance coverage, we may incur a significant liability if a product liability claim arises.

If our certificate of incorporation and New York law continue to contain provisions that discourage potential takeovers, then our shareholders may not receive a premium for their shares in a takeover situation and will be subject to certain restrictions on voting and other rights.

         Our board of directors has the right, granted under our certificate of incorporation, to authorize certain preferred stock which may have a variety of terms, commonly known as blank check preferred stock. The board of directors may designate the rights and preferences of this stock without shareholder approval. If the directors authorize and issue this stock, potential purchasers may be unable to purchase the common stock at a premium over our market price. In addition, the board of directors issuing this stock could have a negative impact on the market price of the stock, and the voting rights and other rights of the holders of the common stock.

         New York corporate law places restrictions on transactions with beneficial owners of 20% or more of the outstanding voting shares of a corporation. These restrictions could reduce the potential that a third party will attempt a takeover of us and therefore reduce the chances of shareholders receiving a premium for their shares over the market price.

EMPLOYEES

         As of June 30, 2000, we had 16 full-time employees. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

SUBSEQUENT EVENTS

         On September 11, 2000, we announced positive results of our Phase II multicenter open-labeled, clinical trial of CBP-1011 in the treatment of patients with mild or moderate Crohn's disease. Key results of the study included the following: 80% of patients who completed the study responded to treatment with CBP-1011 using endpoints that were previously defined by the FDA for a recently approved drug indicated for Crohn's, 70% of the patients were in remission at the completion of the study and 73% of the patients responded after 4 weeks, with a remission rate of 64%.

         On September 21, 2000, we received notification from the FDA that Visicol(TM) tablets (brand of sodium phosphate) for cleansing of the bowel as a preparation for colonoscopy was approved for marketing. The approval occurred in ten months from the NDA submission and included full labeling of the product as agreed to by the FDA and us. We have projected January 2001 as the date on which we intend to make Visicol(TM) available to patients undergoing colonoscopy. Visicol(TM), our lead product, is the first and only tablet purgative preparation indicated for bowel cleansing prior to colonoscopy.

ITEM 2. PROPERTIES.

         We occupy an aggregate of approximately 5,200 square feet of space in Blue Bell, Pennsylvania, which is used as office space. We lease this space pursuant to a lease expiring in January 2001, which provides for minimum annual rent payments of approximately $62,000 for the remaining term of the lease. We have recently signed a lease for new office space of approximately 8,000 square feet, also in Blue Bell, Pennsylvania. This new lease will not take effect at least until November 1, 2000 and will expire five years after the effective date.

ITEM 3. LEGAL PROCEEDINGS.

         We are not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Our common stock trades on the Nasdaq SmallCap Market under the symbol INKP. The quarterly range of high and low closing sales prices of our common stock, as reported on the Nasdaq Stock Market, are shown below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

             Year Ended June 30, 2000                         High          Low
             ------------------------                         ----          ---
             1st Quarter................................     $ 2.19        $1.56
             2nd Quarter................................     $ 3.19        $1.50
             3rd Quarter................................     $10.00        $3.06
             4th Quarter ...............................     $ 6.28        $3.81

             Year Ended June 30, 1999                         High          Low
             ------------------------                         ----          ---
             1st Quarter................................      $1.75        $0.88
             2nd Quarter................................      $1.78        $0.84
             3rd Quarter................................      $2.00        $1.06
             4th Quarter................................      $1.88        $1.13

Dividends

         We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

         At September 12, 2000 there were approximately 318 shareholders of record and approximately 19,390 beneficial holders of our Common Stock.

Recent Sales Of Unregistered Securities

         On May 5, 2000, we completed a private offering of 2,838,871 shares of our common stock to certain investors and issued a warrant to purchase 283,887 shares of common stock priced at $5.13 per share to our placement agent. After expenses, we realized approximately $9.9 million of the approximately $10.8 million in proceeds from the offering. In connection with this offering we filed a registration statement of Form S-3 covering both the common stock and the shares issuable upon the exercise of the warrant.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our financial statements included herein.

                                                                                                      July 1, 1993
                                                                 Year Ended June 30,                   (Inception)
                                                   --------------------------------------------------  to June 30,
                                                   2000         1999       1998       1997       1996     2000
                                                   ----         ----       ----       ----       ----     ----
                                                       (in thousands, except per share amounts)

Statement of Operations Data:
   Cost and expenses:
     Research and development.................    $5,731        $6,565    $ 2,270  $   743       $644   $ 16,474
     Purchased research and development.......       ---           ---      3,952      ---        ---      3,952
     General and administrative...............     3,506         3,593      3,782    1,011        812     13,312
     Separation agreement and accelerated
       vesting of options.....................       835           ---        ---      ---        ---        835
     Write-off debt discount..................       ---           ---        ---      ---        ---         75
                                                 -------      --------    -------  -------    -------        ---
     Loss from operations.....................    10,072        10,158     10,004    1,754      1,456     34,648
Interest income...............................      (399)         (525)      (515)    (104)      (239)    (1,867)
Interest expense..............................        39           ---        ---      ---        ---         46
                                                 -------      --------    -------  -------    -------   --------

     Loss.....................................   $(9,712)     $ (9,633)   $(9,489) $(1,650)   $(1,217)  $(32,827)
                                                 -------      --------    -------  --------   -------    -------

     Loss per share - basic and diluted.......   $ (0.36)     $  (0.42)   $ (0.60)  $ (0.51)  $ (0.38)
                                                 =======      ========    =======   =======   =======

     Weighted average shares outstanding......    27,300        22,762     15,783    3,260      3,231

                                                                    As of June 30,
                                                 ----------------------------------------------------
Balance Sheet Data:                                2000         1999        1998     1997       1996
                                                   ----         ----        ----     ----       ----
     Cash and investments.....................   $16,025      $  6,862    $12,962  $ 1,176    $ 3,057
     Total assets.............................    16,435         7,162     13,366    1,785      3,192
     Long-term liabilities....................       ---           ---        ---      ---        141
     Total liabilities........................     1,561         1,449        246      188        212
     Accumulated deficit......................   (32,827)      (23,115)   (13,482)  (3,993)    (2,342)
     Shareholders' equity.....................    14,874         5,713     13,120    1,597      2,980

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report contains, in addition to historical information, our statements with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under the caption "Other Factors to be Considered" in Part I of this Report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, we disclaim any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

General

         We are a biopharmaceutical company engaged in the research and development of products which may be used in the diagnosis and treatment of cancer and autoimmune diseases. We pursue these objectives through a technology platform consisting of the Fc Receptor Technology, the Thrombospondin Technology and Visicol(TM). We acquired these technologies in 1997. See Note 3 of the Notes to Financial Statements.

         Since commencing operations in 1993, we have not generated any sales revenue. We have funded operations primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since our inception, and expect to incur additional losses in the foreseeable future. We expect that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At June 30, 2000, our accumulated deficit was approximately $33 million.

Results of Operations

         We incurred losses of $9,712,000, $9,633,000 and $9,489,000, for the years ended June 30, 2000, 1999 and 1998, respectively. We expect to incur additional losses in the foreseeable future. The basic and diluted per share loss was $0.36, $0.42 and $0.60, for the years ended June 30, 2000, 1999 and 1998, respectively. Losses are expected to increase in the forthcoming short year as we continue to develop the Thrombospondin Technology and Fc Receptor Technology, and also incur significant commercialization costs of Visicol(TM).

         Research and development expenses fluctuated on an annual basis from fiscal year 1998 through fiscal year 2000 due to changes in manufacturing development expenses and clinical and preclinical testing costs associated with Visicol(TM), CBP-1011 and the Thrombospondin program. The decrease in research and development expenses from fiscal year 1999 to fiscal year 2000 of $834,000 is principally due to the reduction in clinical development costs being partially offset by increases in costs associated with manufacturing development and NDA submission costs for Visicol(TM). The increase in research and development expenses from fiscal year 1998 to fiscal year 1999 of $4,295,000 was principally due to conducting a Phase I, Phase IIb dose ranging and Phase III clinical trial of Visicol(TM) along with manufacturing costs associated with Visicol(TM). Research and development expenses are expected to continue to fluctuate in the future as we continue towards commercialization of Visicol(TM). Additional research and development expenses will include hiring personnel to direct the clinical and manufacturing activities with respect to Visicol(TM) and CBP-1011 and additional personnel to direct the research and development activities on the Thrombospondin Technology and other technologies. Substantial resources will continue to be expended on the Phase II and Phase III trials currently underway with respect to CBP-1011 in the areas of IBD and ITP.

         Purchased research and development amounted to $3,952,000 for the year ended June 30, 1998 as a result of InKine's acquisition of the Fc Receptor Technology and the Thrombospondin Technology in November 1997, along with additional costs associated with the earlier purchase of Visicol(TM) in fiscal year ended June 30, 1997. A majority of the purchase price ($2,742,000) was a non-cash charge to earnings related to the issuance of Common Stock and options for the technologies.

         General and administrative expenses amounted to $3,506,000, $3,593,000 and $3,782,000 for the years ended June 30, 2000, 1999 and 1998 respectively. The decrease in general and administrative expenses from fiscal year 1999 to fiscal year 2000 was due to reduced amortization of deferred compensation from options previously granted to certain executive officers of $1,273,000 in fiscal year 2000, as compared to $1,616,000 for the same period a year ago. This decrease was offset by an increase in marketing costs and an increase in head count in fiscal year 2000. The decrease in general and administrative expenses in fiscal year 1999 versus fiscal year 1998 is due to reduced amortization of options in connection with our restructuring in fiscal year 1998. General and administrative expenses will continue to increase with the addition of other administrative personnel, amortization of deferred compensation and an expanded scale of operations associated with the development of multiple technologies.

         A one-time charge resulted from a separation agreement with the former President and Chief Operating Officer due to his resignation from InKine in November 1999. His employment contract provided for certain benefits upon resignation prior to the completion of the terms of the contract. The contract required the immediate vesting of all outstanding unvested options which resulted in a non-cash charge of $535,000 and the continuation of his salary and other benefits for a period of several months. This resulted in an additional charge of approximately $300,000.

         The decrease in interest income of $126,000 from fiscal year 1999 to fiscal year 2000 was due to earnings on a lower investment balance as compared to the previous year, partially offset by an increase in the effective interest rate earned during 2000. The increase in interest income in the year ended June 30, 1999 as compared to the year ended June 30, 1998 is principally due to the earnings on an increased investment balance.

Liquidity and Capital Resources

         At June 30, 2000, we had cash, cash equivalents and investments of $16,025,000. Cash and cash equivalents is comprised primarily of the proceeds from two private placements of common stock of approximately $14,000,000 during fiscal year 2000. In order to preserve principal and maintain liquidity, our funds are invested in U.S. Government obligations and other secured short-term investments.

         We believe that our financial resources are adequate for our operations for at least the next 18 months. Our future capital requirements will depend on numerous factors which cannot be quantified and many of which we cannot control, including continued progress in our research and development activities, commercialization costs of Visicol(TM), progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing scaleup, effective marketing activities and arrangements, and licensing or acquisition activity. We may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

         We plan to expend significant resources in new personnel in the next 12 months in connection with the expansion of our commercial activities surrounding Visicol(TM). We anticipate incurring additional losses in the foreseeable future, as we expand our commercialization activities relating to Visicol(TM), and research and development activities relating to the Thrombospondin Technology and Fc Receptor Technology. To achieve profitability, we alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

New Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depend on the intended use of the derivative and the resulting designation. This Statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on InKine's earnings or financial position.

         In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101. Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements, including recognition of non-refundable fees received upon entering into arrangements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal year beginning after December 15, 1999. Accordingly, we are evaluating SAB 101 and the effect it will have on our consolidated financial statements and current revenue recognition policy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

    The information required by this item is set forth beginning on pages F-1 through F-17 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2000 Annual Meeting of Shareholders.

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

Reports on Form 8-K

         We filed a Current Report of Form 8-K on May 10, 2000, reporting the completion of a Private Placement of 2,838,87 shares of common stock and 283,887 warrants for gross proceeds to InKine of $10,800,000. The items included in this report consisted of:

         Item 5. Other Events

         Item 7. Exhibits -- 99.1 Press release dated May 8, 2000

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

Exhibit No.       Title
-----------       -----

3.1               Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.2               By-laws. (Exhibit 3.2)(2)

4.2 Registration Rights Agreement dated September 20, 1999 between InKine and certain Investors listed on the signature page thereto. (Exhibit 4.2) (10)

4.3 Form of Common Stock Purchase Warrant (In accordance with Item 601 of Regulation S-K, similar warrants granted to the selling shareholders have not been filed because they are identical in all material respects except for the number of warrants granted to each selling shareholder.) (Exhibit 4.3) (10)

4.4 Common Stock Purchase Warrant, dated May 5, 2000, granted to the placement agent, Leerink, Swann, Garrity, Sollami, Yaffe & Wynn, Inc. (Exhibit 4.2) (11)

10.1 Agreement and Plan of Reorganization among Panax Pharmaceutical Company, Ltd., CorBec Pharmaceuticals, Inc. and certain Security Holders of CorBec Pharmaceuticals, Inc., dated October 31, 1997. (Exhibit 10.1)(1)

10.2 Registration Rights Agreement among Panax Pharmaceutical Company, Ltd. and the former security holders of CorBec Pharmaceuticals, Inc. dated November 6, 1997. (Exhibit 10.2)(1)

10.3 Stock Purchase Agreement by and between Panax Pharmaceutical Company, Ltd. and Leonard S. Jacob dated September 3, 1997. (Exhibit 10.3)(1)

10.4 Employment Agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, dated November 6, 1997. (Exhibit 10.4)(1)

10.5 Employment Agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November 2, 1998. (Exhibit 10.6) (9)

10.6 Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6, 1997, issued to Leonard S. Jacob. (Exhibit 10.6)(1)

10.7 Common Stock Purchase Option, dated November 6, 1997 issued to Allegheny University of the Health Sciences. (Exhibit 10.7)(1)

10.8 Non-Milestone Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.8)(1)

10.9 Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.9)(1)

10.10             Stock Option Plan, as amended.  (Exhibit 99)(3)

10.11             1997 Consultant Stock Option Plan.  (Exhibit 99)(4)

10.12             Form of Stock Option Agreement. (Exhibit 10(b))(5)

10.13             License Agreement with ALW Partnership. (Exhibit 10(1))(7)

10.14             Form of Option granted to Partners of ALW Partnership.
                  (Exhibit 10(n))(7)

10.15 Amendment to Employment Agreement, dated November 4, 1999, between the Company and Leonard S. Jacob. (Exhibit 10.18) (8)

10.16 Severance Agreement, dated November 3, 1999, between the Company and Taffy J. Williams. (Exhibit 10.19) (8)

10.17             1999 Equity Compensation Plan. (Appendix A) (12)

23*               Consent of KPMG LLP.

27*               Financial Data Schedule.
-----------------------
*                 Filed herewith.

(1) Filed as an Exhibit to InKine's Current Report on Form 8-K, dated November 6, 1997 (as amended by Form 8-K/A filed on December 3, 1997), with the Securities and Exchange Commission.

(2) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, with the Securities and Exchange Commission.

(3)               Filed as an Exhibit to InKine's Form S-8 (SEC File No.
                  333-58063), dated June 29, 1998, with the Securities and Exchange Commission.

(4) Filed as Exhibit to InKine's Form S-8 (SEC File No. 333-58065) dated June 29, 1998, with the Securities and Exchange Commission.

(5) Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1995, with the Securities and Exchange Commission.

(6) Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1997, with the Securities and Exchange Commission.

(7) Filed as an Exhibit to InKine's Current Report on Form 8-K dated February 14, 1997, with the Securities and Exchange Commission.

(8) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, with the Securities and Exchange Commission.

(9) Filed as an Exhibit to InKine's Annual Report on Form 10-K for the year ended June 30, 1999, with the Securities and Exchange Commission.

(10)              Filed as an Exhibit to InKine's Form S-3 (SEC File No.
                  333-89365), dated October 21, 1999, with the Securities and Exchange Commission.

(11)              Filed as an Exhibit to InKine's Form S-3 (SEC File No.
                  333-37254), dated May 17, 2000, with the Securities and Exchange Commission.

(12)              Filed as an Appendix to InKine's Definitive Proxy Statement on
                  Schedule 14A relating to the 1999 Annual Meeting of Shareholder, dated September 28, 1999, with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               INKINE PHARMACEUTICAL COMPANY, INC.

Date: September 26, 2000     By: /s/Leonard S. Jacob, M.D., Ph.D.
                             ---------------------------------
                             Leonard S. Jacob, M.D., Ph.D.
                             Chairman and Chief Executive Officer

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

          Signature                               Title                                   Date
          ---------                               -----                                   ----
/s/Leonard S. Jacob, M.D., Ph.D.                  Chairman and Chief                September 26, 2000
-------------------------------------             Executive Officer and
Leonard S. Jacob,  M.D., Ph.D.                    Director

/s/Robert F. Apple                                Sr. Vice President and            September 26, 2000
-------------------------------------             Chief Financial Officer
Robert F. Apple                                   (principal financial and
                                                  accounting officer)

/s/J. R. LeShufy                                  Director                          September 26, 2000
-------------------------------------
J. R. LeShufy

/s/Steven B. Ratoff                               Director                          September 26, 2000
-------------------------------------
Steven B. Ratoff

/s/Thomas P. Stagnaro                             Director                          September 26, 2000
-------------------------------------
Thomas P. Stagnaro

/s/Robert A. Vukovich, Ph.D.                      Director                          September 26, 2000
-------------------------------------
Robert A. Vukovich, Ph.D.

/s/Jerry Weisbach, Ph.D.                          Director                          September 26, 2000
-------------------------------------
Jerry Weisbach, Ph.D.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                TABLE OF CONTENTS

                         PART II - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Report of Independent Auditors ............................................. F-2


Balance Sheets.............................................................. F-3


Statements of Operations.................................................... F-4


Statements of Changes in Shareholders' Equity............................... F-5


Statements of Cash Flows.................................................... F-6


Notes to Financial Statements............................................... F-7

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
InKine Pharmaceutical Company, Inc.

We have audited the accompanying balance sheets of InKine Pharmaceutical Company, Inc. (a development stage company) as of June 30, 2000 and 1999 and the related statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended June 30, 2000 and for the period from July 1, 1993 (commencement of operations) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying financial statements of InKine Pharmaceutical Company Inc., as of June 30, 1997 were audited by other auditors whose report dated July 24, 1997 expressed an unqualified opinion on those statements. Our opinion on the statements of operations, shareholders' equity and cash flows, insofar as it relates to the amounts included for the period from July 1, 1993 (commencement of operations) to June 30, 1997 is based solely on the report of the other auditors which report has been furnished to us.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of InKine Pharmaceutical Company, Inc. (a development stage company) as of June 30, 2000 and 1999, and the results of its operation and its cash flows for each of the years in the three year period ended June 30, 2000 and for the period from July 1, 1993 (commencement of operations) through June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                                    /s/ KPMG LLP

Philadelphia, Pennsylvania
August 4, 2000, except for Note 1 which is as of September 21, 2000

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                              June 30, 2000        June 30, 1999
                                                                              -------------        -------------
         ASSETS
Current assets:
         Cash and cash equivalents ...................................            $  5,629             $  1,968
         Short term investments ......................................              10,396                4,894
         Prepaid expenses and other current assets ...................                  78                  100
                                                                                  --------             --------
                                                                                    16,103                6,962

Fixed assets, net ....................................................                 332                  200
                                                                                  --------             --------

         Total assets ................................................            $ 16,435             $  7,162
                                                                                  ========             ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses .......................            $    540             $  1,449
         Line of credit...............................................               1,021                  ---
                                                                                  --------             --------
                                                                                     1,561                1,449
Commitments, contingencies and other matters..........................
Shareholders' equity:
Preferred stock, $.0001 par value; authorized 5,000,000 shares;
         none issued and outstanding..................................                   -                    -
Common stock, $.0001 par value; authorized 50,000,000 shares;
         issued 32,694,777 and 23,117,336 shares respectively ........                   3                    2
Additional paid-in capital ...........................................              48,218               31,427
Deferred compensation ................................................                (473)              (2,560)
Unrealized (loss) on investments .....................................                 (10)                  (4)

Deficit accumulated during the development stage .....................             (32,827)             (23,115)
Less common stock held in treasury (16,515 shares) ...................                 (37)                 (37)
                                                                                  --------             --------

         Total shareholders' equity ..................................              14,874                5,713
                                                                                  --------             --------

         Total liabilities and shareholders' equity ..................            $ 16,435             $  7,162
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

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                                                     Period from
                                                                                                     July 1, 1993
                                                                                                    (Commencement
                                                                   Year Ended June 30,              of Operations)
                                                                   -------------------             through June 30,
                                                     2000            1999             1998               2000
                                                     ----            ----             ----               ----
Costs and Expenses:
       Research and development................   $  5,731          $  6,565         $  2,270          $ 16,474
       Purchased research and
          development..........................        ---               ---            3,952             3,952
       General and administrative..............      3,506             3,593            3,782            13,312
       Separation agreement and
          accelerated  vesting of options......        835               ---              ---               835
       Write-off of debt discount..............        ---               ---              ---                75
                                                  --------          --------         --------          --------
                                                  $ 10,072          $ 10,158         $ 10,004          $ 34,648

Loss from operations...........................    (10,072)          (10,158)         (10,004)          (34,648)

Interest income................................        399               525              515             1,867
Interest expense...............................        (39)              ---              ---               (46)
                                                  --------          --------         --------          --------

Net loss.......................................   $ (9,712)         $ (9,633)        $ (9,489)         $(32,827)
                                                  ========          ========         ========          ========

Net loss per share - basic and diluted.........   $  (0.36)         $  (0.42)        $  (0.60)

Weighted average shares
       outstanding - basic and diluted.........     27,300            22,762           15,783

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                         Deficit
                                                                                       Accumulated
                                             Common Stock    Additional                During the    Treasury Stock
                                             ------------     Paid In     Deferred     Development   --------------
                                           Shares   Amount    Capital   Compensation      Stage     Shares   Amount
                                           ------   ------    -------   ------------      -----     ------   ------
Common stock subscription                   2,000   $  ---     $  ---     $   ---      $    ---      ---      $---
Issuance of stock rights in conjunction
     with notes payable                                            75
Capital contribution--expenses paid on
     behalf of Company                                             97
Net Loss                                                                                 (1,126)
Initial public offering, net of expense     1,236               4,986
Value of options granted                                           80
Proceeds from options and stock rights         80                   5
                                           ------   ------    -------     -------      --------     ----      ----
Balance--June 30, 1995                      3,316      ---      5,243         ---        (1,126)     ---       ---
                                           ======   ======    =======     =======      ========     ====      ====
Value of options and warrants granted                             218        (218)
Amortization of deferred compensation                                          79
Common stock acquired                                                                               (180)
Net Loss                                                                                 (1,217)
                                           ------   ------    -------     -------      --------     ----      ----
Balance--June 30, 1996                      3,316      ---      5,461        (139)       (2,343)    (180)      ---
                                           ======   ======    =======     =======      ========     ====      ====
Value of options and warrants granted                             134        (134)
Amortization of deferred compensation                                         140
Proceeds from options                          31                  25
Common stock issued to settle debt             27                 140                                180       ---
Common stock acquisition                                                                             (17)      (37)
Net Loss                                                                                 (1,650)
                                           ------   ------    -------     ------       --------     ----      ----
Balance--June 30, 1997                      3,374      ---      5,760        (133)       (3,993)     (17)      (37)
                                           ======   ======    =======     =======      ========     ====      ====
Common stock issued pursuant to
     private placement                     18,448        2     15,803
Fair value of shares issued pursuant to
     purchased research and development       875               2,742
Value of option and warrants granted                            6,628      (6,628)
Proceeds from options                          23                  21
Amortization of deferred compensation                                       2,441
Unrealized gain on investments

Net Loss                                                                                 (9,489)
                                           ------   ------    -------     ------       --------     ----      ----
Balance--June 30, 1998                     22,720        2     30,954      (4,320)      (13,482)     (17)      (37)
                                           ======   ======    =======     =======      ========     ====      ======
Value of option and warrants granted                              122        (122)
Proceeds from options and warrants            397      ---        351
Amortization of deferred compensation                                       1,882
Unrealized loss on investments
Net Loss                                                                                 (9,633)
                                           ------   ------    -------     -------      --------     ----      ----
Balance--June 30, 1999                     23,117   $    2    $31,427     $(2,560)     $(23,115)     (17)     $(37)
                                           ======   ======    =======     =======      ========     ====      ====
Common stock issued pursuant to
   private placements                       5,147        1     12,649
Value of option and warrants granted                              320        (320)
Proceeds from options and warrants          4,431      ---      3,822
Amortization of deferred compensation                                       2,407
Unrealized loss on investments
Net Loss                                                                                 (9,712)
                                           ------   ------    -------     -------      --------     ----      ----
Balance - June 30, 2000                    32,695   $    3    $48,218      $ (473)     $(32,827)     (17)     $(37)
                                           ======   ======    =======      ======      ========     ====      ====

                             [RESTUBBED FOR ABOVE]

                                                           Total
                                           Unrealized  Shareholders'
                                            Gain on        Equity
                                           Investments  (Deficiency)
                                           -----------  ------------
Common stock subscription                     $---        $   ---
Issuance of stock rights in conjunction
     with notes payable                                        75
Capital contribution--expenses paid on
     behalf of Company                                         97
Net Loss                                                   (1,126)
Initial public offering, net of expense                     4,986
Value of options granted                                       80
Proceeds from options and stock rights                          5
                                              ----        -------
Balance--June 30, 1995                         ---          4,117
                                              ====        =======
Value of options and warrants granted                         ---
Amortization of deferred compensation                          79
Common stock acquired                                         ---
Net Loss                                                   (1,217)
                                              ----        -------
Balance--June 30, 1996                         ---          2,979
                                              ====        =======
Value of options and warrants granted                          --
Amortization of deferred compensation                         140
Proceeds from options                                          25
Common stock issued to settle debt                            140
Common stock acquisition                                      (37)
Net Loss                                                   (1,650)
                                              ----        -------
Balance--June 30, 1997                          --          1,597
                                              ====        =======
Common stock issued pursuant to
     private placement                                     15,805
Fair value of shares issued pursuant to
     purchased research and development                     2,742
Value of option and warrants granted                          ---
Proceeds from options                                          21
Amortization of deferred compensation                       2,441
Unrealized gain on investments                   3              3

Net Loss                                                   (9,489)
                                              ----        -------
Balance--June 30, 1998                           3         13,120
                                              ====        =======
Value of option and warrants granted                          ---
Proceeds from options and warrants                            351
Amortization of deferred compensation                       1,882
Unrealized loss on investments                  (7)            (7)
Net Loss                                                   (9,633)
                                              ----        -------
Balance--June 30, 1999                        $ (4)       $ 5,713
                                              ====        =======
Common stock issued pursuant to
   private placements                                      12,650
Value of option and warrants granted                          ---
Proceeds from options and warrants                          3,822
Amortization of deferred compensation                       2,407
Unrealized loss on investments                  (6)            (6)
Net Loss                                                   (9,712)
                                              ----        -------
Balance - June 30, 2000                       $(10)       $14,874
                                              ====        =======

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                              Period from
                                                                                                              July 1, 1993
                                                                                                            (Commencement of
                                                                         Year Ended June 30,                   Operations)
                                                                         -------------------                     Through
                                                                  2000            1999           1998          June 30, 2000
                                                                  ----            ----           ----          -------------
Cash flows from operating activities:
     Net loss ..........................................       $  (9,712)       $ (9,633)      $ (9,489)         $(32,827)

     Adjustments to reconcile net loss to
         net cash used in operating activities:
       Depreciation and amortization ...................              99              59             54               312
       Write-off of debt discount ......................             ---             ---            ---                75
       Value of services paid by options and warrants ..             ---             ---            ---                80
       Amortization of deferred compensation ...........           2,407           1,882          2,441             6,948
       Purchased research and development ..............             ---             ---          2,742             2,742
       Changes in operating assets and liabilities:
       (Increase) decrease in prepaid expenses
         and other assets ..............................              22             114            (89)              (78)
       Increase (decrease) in accounts payable and
         accrued expenses ..............................            (909)          1,203             58               566
       Expenses paid by affiliate ......................             ---             ---            ---                97
       Increase in management fees .....................             ---             ---            ---               113
                                                                --------        --------       --------          --------
Net cash used in operating activities...................          (8,093)         (6,375)        (4,283)          (21,972)
Cash flows from investing activities:
     Purchases of investments ..........................         (14,446)        (10,968)       (14,318)          (47,857)
     Proceeds from maturities and sales of investments..           8,938          17,914          3,699            37,456
     Deferred acquisition costs.........................             ---             ---             84               ---
     Capital expenditures ..............................            (231)            (69)          (214)             (646)
                                                                --------        --------       --------          --------
Net cash provided by (used in) investing activities.....          (5,739)          6,877        (10,749)          (11,047)
Cash flows from financing activities:
     Proceeds from sale of stock and exercise of
       options and warrants - net of expenses ..........          16,472             351         15,826            37,664
     Borrowings on line of credit.......................           1,021             ---            ---             1,021
     Deferred offering costs............................             ---             ---            220               ---
     Cost of shares - acquired .........................             ---             ---            ---               (37)
                                                                --------        --------       --------          --------
Net cash provided by financing activities ..............          17,493             351         16,046            38,648

Net increase in cash and cash equivalents ..............           3,661             853          1,014             5,629
Cash and cash equivalents - beginning of period ........           1,968           1,115            101               ---
                                                                --------        --------       --------          --------
Cash and cash equivalents - end of period ..............        $  5,629        $  1,968       $  1,115          $  5,629
                                                                ========        ========       ========          ========

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY:

         InKine Pharmaceutical Company, Inc. (the "Company") (previously Panax Pharmaceutical Company, Ltd.) is a biopharmaceutical company and was incorporated in July 1993. The Company's lead product, Visicol(TM) (previously Diacol(TM)), was approved by the United States Food and Drug Administration, or FDA, in September 2000, and is the first and only tablet purgative preparation indicated for bowel cleansing prior to colonoscopy. The Company's portfolio also includes a late-stage clinical compound CBP-1011, a steroid molecule for the treatment of Idiopathic Thrombocytopenic Purpura (ITP) and Inflammatory Bowel disease (IBD). The Company is focused on the diagnosis and treatment of cancer and autoimmune diseases, and has the additional strategy of acquiring late-state drug candidates with short timelines to commercialization.

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

         Investments -- Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. Long-term investments are those with maturities greater than twelve months from the balance sheet date. The Company generally holds investments to maturity, however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by Statement of Financial Accounting Standards ("SFAS"), No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of Shareholders' Equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method and are included in interest income.

         Concentration of Credit-- The Company invests generally in securities of the U.S. Treasury, U.S. government agencies, and U.S. government security-based money market funds. The Company has not experienced any losses on its investments.

         Fixed Assets and Depreciation -- Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, including: three (3) years for computers/software, five (5) years for office equipment and seven (7) years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

         Revenue Recognition -- Any revenues from research and development arrangements are recognized pursuant to the terms of the related agreements as work is performed, or as milestones are achieved. In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, SAB 101. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. The Company is in the process of evaluating SAB 101 and its effects on the financial statements and current revenue recognition policies.

         Research and Development -- Research and development and patent costs are expensed as incurred.

         Stock Based Compensation -- The Company accounts for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

         The Company accounts for stock-based compensation granted to non-employees based on the fair value of the consideration received or the fair value of instrument issued, whichever is more reliably measurable. The fair value is amortized over the period of the respective services provided.

         Income Taxes -- The Company accounts for income taxes using the liability method as prescribed by Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

         Comprehensive Income - SFAS No. 130 "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and "other comprehensive income" (i.e. other gains and losses affecting stockholders' equity that, under generally accepted accounting principals, are excluded from net income or loss as reported on the statement of operations). With regard to the Company, other comprehensive income consists of unrealized gains and losses on marketable securities. The comprehensive loss for the years ended June 30, 2000 and 1999 approximates the net loss in the statement of operations.

3. ACQUISITIONS OF TECHNOLOGY:

         As previously reported in the Company's reports filed under the Exchange Act, as of November 6, 1997, the Company acquired all the outstanding capital stock of CorBec Pharmaceuticals, Inc. ("CorBec"), a privately owned, development-stage, bio-pharmaceutical company founded in 1993 to discover and develop drugs to treat autoimmune disease, serious infections and asthma/allergy, and Sangen Pharmaceutical Company ("Sangen"), a privately owned, development-stage, bio-pharmaceutical company formed in early 1997 and focused on the development of a potential cancer treatment technology. CorBec's technology, which consists of compounds designed to modulate the immune system, is licensed from the University of Pennsylvania and has been developed in the laboratory of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the University of Pennsylvania School of Medicine (the "Fc Receptor Technology"). The most advanced product within this family of compounds, CBP-1011, is in Phase III clinical trials for the treatment of idiopathic thrombocytopenic purpura ("ITP") and Phase II clinical trials for the treatment of Inflammatory Bowel Disease (IBD). Sangen's technology consists of specific peptide molecules, a polyclonal antibody and Agniocidin (a soluble protein) developed by Dr. George Tuszynski, Professor of Surgery, Medicine and Pathology at MCP Hahnemann University (MCP), based on a specific thrombospondin receptor, which Dr. Tuszynski discovered (the "Thrombospondin Technology"). In addition, in early 1997, the Company acquired an exclusive, worldwide license to a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose and for use as a laxative ("Visicol(TM)"). The Company licensed this technology from a partnership of physicians ("ALW Partnership"), including Craig A. Aronchick, M.D., an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and a Clinical Associate Professor of Medicine at the University of Pennsylvania School of Medicine. As of November 6, 1997, certain rights of ALW Partnership to cancel this license lapsed. The acquisitions of CorBec, Sangen and the Visicol(TM) license are referred to collectively herein as the "Acquisitions."

         Simultaneous with the Acquisitions, Dr. Leonard S. Jacob became Chairman of the Board and Chief Executive Officer of the Company under a long-term employment agreement and was issued a ten-year option entitling him to purchase the number of shares of Common Stock equal to 7 1/2% of the fully diluted capitalization of the Company. The exercise price of Dr. Jacob's option is (i) $0.61 per share for 1,200,000 shares and (ii) $1.00 per share for approximately 1,200,000 shares. Dr. Taffy J. Williams, former President and Chief Operating Officer of the Company received an option to purchase 5% of the fully diluted capitalization of the Company. The exercise price of Dr. Williams' option was (i) $0.61 per share for 500,000 shares and (ii) $1.00 per share for approximately 1,000,000 shares. The exercise prices of Dr. Jacob's and Dr. Williams' options were below the market value of $1.00 of the Common Stock of the Company at the time of grant. Therefore, the Company has incurred, and will continue to incur through November 6, 2000, a significant non-cash charge to operations as a result of the option grants.

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

         The acquisition of CorBec resulted in the payment of $750,000 and the issuance of 750,000 shares of Common Stock of the Company with provisions for additional cash payments and stock issuances based upon the achievement of certain milestones for CorBec's most advanced drug candidate, CBP-1011, an orally-administered glucocorticoid analog, which is in Phase II and Phase III pivotal clinical trials in the United States. The shares issued resulted in a charge to purchased research and development for the year ended June 30, 1998 of $1,828,000. In addition, the Company entered into a three-year consulting agreement with Dr. Alan Schreiber, the inventor of the Fc Receptor Technology, providing for aggregate consulting fees over three years equal to $270,000, and for the grant of options with respect to an aggregate of 120,000 shares of Common Stock. The Company is also to fund up to $240,000 of sponsored research in Dr. Schreiber's laboratory over the course of three years.

         The following unaudited pro forma information is presented for the Acquisitions, as if the Acquisitions had occurred on July 1, 1997. The pro forma information does not purport to be indicative of the results that would have been attained if the Acquisitions had actually been effective during the periods presented, excludes the non-recurring purchased research and development charge of $3,952,000 and is not necessarily indicative of operating results to be expected in the future.

Unaudited Pro forma Information as if the Acquisitions Occurred on July 1, 1997
        (In thousands, except per share data)

                                                              For the year ended
                                                                 June 30, 1998
                                                                 -------------

Costs and expenses.................................                 $6,857

Net loss...........................................                 (6,342)

Shares used in computing loss per share............                 16,248

Net loss per share - basic and diluted.............                 $(0.39)

4. INVESTMENTS:

         The Company invests in U.S. Treasury and U.S. Government agency securities. Excess cash is invested on a short-term basis in U.S. government based money market funds. The Company had unrealized losses of $10,000 and $4,000 at June 30, 2000 and 1999, respectively. The Company has not realized any losses on its investments.

5. FIXED ASSETS:

         Fixed assets are stated at cost and are summarized as follows (in thousands):

                                                          June 30,      June 30,
                                                            2000          1999
                                                            ----          ----

Manufacturing equipment...................................  $259          $ 39
Office equipment and furniture............................   254           243
                                                            ----           ---
Total.....................................................   513           282
Less accumulated depreciation.............................   181            82
                                                            ----           ---
                                                            $332          $200
                                                            ====          ====

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                          June 30,      June 30,
                                                            2000          1999
                                                            ----          ----

Accounts payable..........................................  $158        $   39
Clinical trial costs......................................    --         1,218
Professional fees.........................................    73            54
Accrued compensation and benefits.........................   272           138
Other.....................................................    37            --
                                                            ----        ------
                                                            $540        $1,449
                                                            ====        ======

7. LINE OF CREDIT:

         The Company secured a $2,000,000 line of credit with a financial institution in December 1999. Under the terms of this arrangement, the Company makes monthly interest-only payments at a variable per annum rate of 2.20%, plus the 30-day Dealer Commercial Paper Rate, with principal due on January 31, 2001. The Company maintains investments of approximately 100% of the amount outstanding at the institution as collateral for the line of credit. At June 30, 2000, $1,021,000 was outstanding under this line of credit at an average interest rate of 8.75%.

8. RELATED PARTY TRANSACTIONS:

         During the years ended June 30, 2000, 1999 and 1998, the Company paid $0, $48,000 and $100,000 respectively to Amercom Funding Ltd., ("Amercom"), a company owned by certain of its previous officers, previous directors and Shareholders, pursuant to a management agreement ("Management Agreement").

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

         In October 1997, the Company renegotiated the Management Agreement where the maximum amount of options available to Amercom changed from 225,000 options to no greater than 75,000 options. The Agreement called for the 75,000 options to be contingent on the Company successfully terminating its sub-lease of its New York facility. These options were issued in fiscal year 1999. At June 30, 1998 the Company was no longer obligated under the New York lease.

         The Company does not anticipate entering into any type of agreement with Amercom in the future.

9. SHAREHOLDERS' EQUITY:

         Preferred Stock

         The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock, and the board of directors has the power to determine these voting rights.

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

         In September 1999, the Company completed a private placement of 2,307,691 shares of common stock, together with warrants as described below with net proceeds to the Company of $2,750,000.

         In May 2000, the Company completed a private placement of 2,838,871 shares of common stock, together with placement agent warrants as described below with net proceeds to the Company of $9,900,000.

         Throughout fiscal year 2000 the Company issued approximately 4,431,000 shares of common stock from the exercise of warrants and stock options with net proceeds to the Company of $3,822,000.

         Warrants

         In connection with the January 1995 initial public offering, the Company issued warrants to the underwriter to purchase an aggregate of 183,632 shares of common stock, exercisable at $4.00 per share (after antidilution adjustment). These warrants expired in January 2000.

         In October 1995, the Company issued a warrant to purchase an aggregate of 546,399 shares of common stock, exercisable at $0.59 per share (after antidilution adjustment) for financial and business services to be provided by an investment banking firm. These warrants were fully exercised during fiscal year 2000.

         In connection with the November 1997 private placement, the Company issued warrants to the placement agents to purchase an aggregate of 2,044,843 shares of common stock, exercisable at $1.00 per share (subject to antidilution adjustment). These warrants expire in November 2002. At June 30, 2000, 203,000 of these warrants are outstanding.

         In connection with the September 1999 private placement the Company issued warrants to the investors to purchase an aggregate of 761,538 shares of common stock. The warrants are exercisable at $1.78 per share. The warrants are subject to certain provisions which may increase the issuable shares and decrease the exercise price for the warrants, upon certain events which may have a dilutive effect on the investors. These warrants expire in September 2003. At June 30, 2000, 507,692 of these warrants are outstanding.

         In connection with the May 2000 private placement the Company issued warrants to the placement agents to purchase an aggregate of 283,887 shares of common stock, exercisable at $5.13 per share. These warrants expire in May 2005. At June 30, 2000, 283,887 of these warrants are outstanding.

         Treasury Stock

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

         In November 1999, the shareholders approved the InKine Pharmaceutical Company, Inc. 1999 Equity Compensation Plan (the "1999 Plan") which provides for grants of stock options and restricted stock of up to 1,000,000 shares of common stock to selected employees and non-employee directors of the Company. Options granted under the 1999 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on the date of grant.

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

A summary of the status of the Company's stock options as of June 30, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below (in thousands, except per share data):

                                              2000                           1999                        1998
                                              ----                           ----                        ----
                                  --------------------------------------------------------------------------------------

                                    Shares    Weighted-Average    Shares    Weighted-Average  Shares   Weighted-Average
Options                             (000)      Exercise Price      (000)    Exercise Price    (000)     Exercise Price
-------                             -----      --------------      -----    --------------    -----     --------------
Outstanding at beginning of year       8,246        $0.92          6,927        $0.84          2,145        $0.70

Granted......................            962        $3.58          1,339        $1.32          5,079        $0.89

Exercised....................         (2,420)       $0.92             (1)       $0.50            (23)       $0.99

Forfeited....................           (127)       $0.72            (19)       $0.84           (274)       $0.73
                                      ------                       -----                       -----
Outstanding at end of year...          6,661        $1.30          8,246        $0.92          6,927        $0.84

Exercisable at end of year...          4,100(1)     $0.86          5,206        $0.84          4,357        $0.80

(1) Of these shares 285,663 options are subject to the Company's right to repurchase at a nominal price.

The following table summarizes information about stock options outstanding at June 30, 2000 (in thousands, except per share data):

                                                  Options Outstanding                        Options Exercisable
                                                  -------------------                        -------------------
           Range of                  Shares      Weighted-Average                        Shares
        Exercise Prices            Outstanding      Remaining       Weighted-Average   Exercisable   Weighted-Average
        ---------------            at 6/30/00    Contractual Life    Exercise Price    at 6/30/00     Exercise Price
                                   ----------    ----------------    --------------    ----------     --------------
$0.50-$1.50...............            5,722         7.5 years            $0.91            4,065            $0.86

$1.51-$3.00...............              247         9.4 years            $1.81               35            $1.64

$3.01-$5.60...............              692         9.7 years            $4.23              ---            $ ---
                                      -----                                               -----
$0.50-$5.60...............            6,661         7.8 years            $1.29            4,100            $0.86

         691,000 of the stock options outstanding vest upon the completion of certain milestones including, FDA approvable letter/approval of Visicol(TM) and other milestone-based business activities.

         In accordance with APB Opinion 25, the Company will take a significant charge to earnings upon the successful completion of these events. Based upon the closing price of the Company's stock as of June 30, 2000, the charge would have been approximately $1,519,000, assuming all milestones were met on that day. The following paragraph which describes the pro forma impact under SFAS 123 does not include the 691,000 options described above as the probability of their vesting is uncertain.

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

                                                         2000                 1999              1998
                                                         ----                 ----              ----
   Net Loss                    As reported             $(9,712)             $(9,633)          $(9,489)

                               Pro forma               (10,111)             $(9,760)          $(9,540)

   Net Loss Per Share-basic    As reported              $(0.36)              $(0.42)           $(0.60)

                               Pro forma                $(0.37)              $(0.43)           $(0.60)

         The resulting effect on pro forma net loss and net loss per share disclosed above is not likely to be representative of the effects on net loss and net loss per share on a pro forma basis in future years, because 1999, and 1998 pro forma results include the impact of only three and two years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                 2000              1999          1998
                                                                 ----              ----          ----
   Range of risk free interest rates..................            5.5%             5.0%           5.6%
   Dividend yield.....................................              0%               0%             0%
   Volatility factor..................................            159%             120%            82%
   Expected life of options (in years)................              5                6              6

         The Weighted Average Fair Value of options granted was $2.80 in 2000, $1.10 in 1999, and $.77 in 1998.

         Restricted Stock

         In connection with the 1999 Plan, the Company is authorized to award shares of restricted stock. The maximum number of restricted shares issuable or transferable under the 1999 Plan is 25% of the aggregate number of shares issuable or transferable under the 1999 Plan. During the year ended June 30, 2000, 228,000 shares of restricted common stock were awarded to selected employees and non-employee directors of the Company. The restriction period for these awards was either a 2-year vesting period or upon the attainment of certain business related milestones, commencing from the grant date.

         In accordance with APB Opinion 25, the Company will take a significant charge to earnings upon successful completion of these events. Based upon the closing price of the Company's stock as of June 30, 2000, the charge would have been approximately $463,000, assuming all milestones were met on that day.

10. INCOME TAXES:

         The Company has approximately $12,448,000 of net operating loss ("NOL") carryforwards available to offset future taxable income and approximately $11,511,000 of net operating loss carryforwards available to offset future state taxable income subject to a $2,000,000 annual limitation. The NOL carryforwards are subject to examination by the tax authorities and expire in various years from 2005 through 2020. The NOL carryforwards differ from the accumulated deficit due principally to differences in the recognition of certain research and development expenses for financial and federal income tax reporting. The Company is also entitled to approximately $553,000 of research and experimentation credits to offset future federal income tax liability.

         The Tax Reform Act of 1986 contains provisions that may limit the NOL and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three year period results in an annual limitation on that company's ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change. The rules providing for the definition of an ownership change are complex and a study needs to be performed to determine if the Company has undergone a change in ownership. The Company believes that it has undergone an ownership change and is subject to an annual limitation on the use of its NOL carryforwards pursuant to these provisions. The Company's NOL carryforwards and temporary differences represent a previously unrecognized tax benefit. Recognition of these benefits requires future income. Because the attainment of future income is uncertain, the Company has established a valuation allowance, which increased by approximately $5,253,000 during the year ended June 30, 2000, for the entire amount of the tax benefit.

         Significant components of the Company's deferred tax assets as of June 30, 2000 and 1999 are as follows (in thousands)

                                                                          2000              1999
                                                                          ----              ----
                  Net operating loss carryforwards and credits          $  5,555          $ 3,218
                  Research and development costs                           6,050            3,358
                  Compensation                                             2,015            1,843
                  Other                                                      170              118
                                                                        --------          -------

                  Net deferred tax assets                                 13,790            8,537

                  Valuation allowance for deferred tax assets            (13,790)          (8,537)
                                                                        --------          -------

                  Total deferred tax assets                             $      0          $     0
                                                                        ========          =======

11. 401(K) PLAN:

         The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. During fiscal year 2000 and 1999 the Company provided a contribution equal to 50% of the first 4% contributed by the employee. An expense of approximately $26,000 and $23,000 was recognized in fiscal year 2000 and 1999 respectively.

12. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

License Agreements

         The Company's rights to Visicol(TM), its rights to certain compounds comprising the Fc Receptor Technology and its rights to the Thrombospondin Technology are held pursuant to license agreements. In addition, the Company anticipates entering into licenses for other product candidates and technologies that may be limited in scope and duration, and may authorize the development and marketing of specified licensed products or technologies for a limited period of time. The license agreements may be terminated prior to their expiration date under certain circumstances, including the Company's failure to comply with product development commitments specified therein.

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

         Terms of the acquisition of CorBec (the "Fc Receptor Technology") on November 6, 1997, required the Company to pay the CorBec shareholders an aggregate of $750,000 and issue to them an aggregate of 750,000 shares of Common Stock. Additional cash payments in the aggregate amount of $16,580,000 and additional issuances of an aggregate of 720,000 shares of Common Stock are to be made upon the achievement of the following milestones and targets: (i) $500,000 and 180,000 shares upon the Company's receipt of a letter of approval from the FDA allowing for the commercial sale of CBP-1011; (ii) 80,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $20,000,000; (iii) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from CBP-1011 equals or exceeds $30,000,000; (iv) 180,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $40,000,000; (v) $500,000 and 30,000 shares upon the Company's filing of an IND with the FDA with respect to a second generation compound (a "Second Drug"); (vi) $80,000 upon the successful completion of Phase II clinical trials with respect to a Second Drug; (vii) 120,000 shares upon the Company's filing of an NDA with respect to a Second Drug; (viii) $500,000 and 130,000 shares upon receipt of a letter of approval from the FDA allowing for the commercial sale of a Second Drug; and (ix) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from the Second Drug equals or exceeds $75,000,000. In addition, the Company entered into three-year consulting agreement with Dr. Alan Schreiber, who is the inventor. An option to purchase an additional 200,000 shares at the market price on the date of grant for the five year period following FDA approval, if any, of an IND and the commencement of clinical trials with respect to a third generation compound is to be granted to Dr. Schreiber. The agreement also requires the Company to fund Dr. Schreiber's lab over the course of three years.

         The ALW License, entered into February 1997, which covers Visicol(TM), may be terminated by the licensor if (a) the Company fails to pay, commencing in February 2003, minimum royalties of $100,000 per year whether or not any sales have occurred, or (b) there is no commercial sale of Visicol(TM) or any product under the ALW License by February 2005. In addition, the Company's rights under the ALW License will no longer be exclusive, and the minimum royalty payment will no longer be due (although decreased actual royalty payments will be due) if there is no valid or enforceable patent on Visicol(TM) or any other product under the ALW License. Upon receiving NDA approval in the United States of the first of any product obtained under the license, the ALW Partnership will receive $250,000.

         The Company has licensed rights from MCP Hahnemann University (MCP) and Dr. Tuszynski pursuant to an exclusive, worldwide license, dated November 6, 1997, to make, have made, use, sell, import, offer for sale and sublicense the

Thrombospondin Technology and to utilize and exploit the related patents and proprietary information. The license agreement is to terminate, unless earlier for breach or for failure of the Company to achieve certain FDA product approval milestones within seven years, upon the expiration or abandonment of the last patent related to the Thrombospondin Technology. The license required the Company to issue to MCP 125,000 shares of Common Stock and options to purchase 125,000 shares, issue to Dr. Tuszynski ten-year options to purchase 250,000 shares of Common Stock, to pay MCP royalties of 2% of net sales of licensed products, to provide MCP funding ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive) for sponsored research.

         The termination of any license or the loss of exclusivity thereunder could have a material adverse effect on the Company's business, financial condition and results of operations.

         Rent

         The Company has entered into a three-year operating lease for its corporate office facility. The lease provides for minimum annual rent payments of $62,000 through 2001. The lease provides for escalations relating to increases in real estate taxes and certain operating expenses.

         We signed a lease in August 2000 for new office space of approximately 8,000 square feet, also in Blue Bell, Pennsylvania. The new lease will not take effect at least until November 2000, will expire five years after the effective date and will have minimum annual rent payments of approximately $202,000.

         Rent expense was approximately $108,000, $100,000, and $177,000 for the years ended June 30, 2000, 1999 and 1998 respectively.

                                  EXHIBIT INDEX

Exhibit No.       Title
----------        -----

3.1               Certificate of Incorporation, as amended.(Exhibit 3.1)(1)

3.2               By-laws.(Exhibit 3.2)(2)

4.2 Registration Rights Agreement dated September 20, 1999 between InKine and certain Investors listed on the signature page thereto. (Exhibit 4.2) (10)

4.3 Form of Common Stock Purchase Warrant (In accordance with Item 601 of Regulation S-K, similar warrants granted to the selling shareholders have not been filed because they are identical in all material respects except for the number of warrants granted to each selling shareholder.)

                  (Exhibit 4.3) (10)

4.4 Common Stock Purchase Warrant, dated May 5, 2000, granted to the placement agent, Leerink, Swann, Garrity, Sollami, Yaffe & Wynn, Inc. (Exhibit 4.2) (11)

10.1 Agreement and Plan of Reorganization among Panax Pharmaceutical Company, Ltd., CorBec Pharmaceuticals, Inc. and certain Security Holders of CorBec Pharmaceuticals, Inc., dated October 31, 1997. (Exhibit 10.1)(1)

10.2 Registration Rights Agreement among Panax Pharmaceutical Company, Ltd. and the former security holders of CorBec Pharmaceuticals, Inc. dated November 6, 1997. (Exhibit 10.2)(1)

10.3 Stock Purchase Agreement by and between Panax Pharmaceutical Company, Ltd. and Leonard S. Jacob dated September 3, 1997. (Exhibit 10.3)(1)

10.4 Employment Agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, dated November 6, 1997. (Exhibit 10.4)(1)

10.5 Employment Agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November 2, 1998. (Exhibit 10.6) (9)

10.6 Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6, 1997, issued to Leonard S. Jacob. (Exhibit 10.6)(1)

10.7 Common Stock Purchase Option, dated November 6, 1997 issued to Allegheny University of the Health Sciences. (Exhibit 10.7)(1)

10.8 Non-Milestone Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.8)(1)

10.9 Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.9)(1)

10.10             Stock Option Plan, as amended. (Exhibit 99)(3)

10.11             1997 Consultant Stock Option Plan. (Exhibit 99)(4)

10.12             Form of Stock Option Agreement. (Exhibit 10(b))(5)

10.13             License Agreement with ALW Partnership. (Exhibit 10(1))(7)

10.14             Form of Option granted to Partners of ALW Partnership.
                  (Exhibit 10(n))(7)

10.15 Amendment to Employment Agreement, dated November 4, 1999, between the Company and Leonard S. Jacob. (Exhibit 10.18) (8)

10.16 Severance Agreement, dated November 3, 1999, between the Company and Taffy J. Williams. (Exhibit 10.19) (8)

10.17             1999 Equity Compensation Plan. (Appendix A) (12)

23*               Consent of KPMG LLP.

27*               Financial Data Schedule.
-----------------------

*                 Filed herewith.

(1) Filed as an Exhibit to InKine's Current Report on Form 8-K, dated November 6, 1997 (as amended by Form 8-K/A filed on December 3, 1997), with the Securities and Exchange Commission.

(2) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, with the Securities and Exchange Commission.

(3)               Filed as an Exhibit to InKine's Form S-8 (SEC File No.
                  333-58063), dated June 29, 1998, with the Securities and Exchange Commission.

(4) Filed as Exhibit to InKine's Form S-8 (SEC File No. 333-58065) dated June 29, 1998, with the Securities and Exchange Commission.

(5) Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1995, with the Securities and Exchange Commission.

(6) Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1997, with the Securities and Exchange Commission.

(7) Filed as an Exhibit to InKine's Current Report on Form 8-K dated February 14, 1997, with the Securities and Exchange Commission.

(8) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, with the Securities and Exchange Commission.

(9) Filed as an Exhibit to InKine's Annual Report on Form 10-K for the year ended June 30, 1999, with the Securities and Exchange Commission.

(10)              Filed as an Exhibit to InKine's Form S-3 (SEC File No.
                  333-89365), dated October 21, 1999, with the Securities and Exchange Commission.

(11)              Filed as an Exhibit to InKine's Form S-3 (SEC File No.
                  333-37254), dated May 17, 2000, with the Securities and Exchange Commission.

(12)              Filed as an Appendix to InKine's Definitive Proxy Statement on
                  Schedule 14A relating to the 1999 Annual Meeting of Shareholder, dated September 28, 1999, with the Securities and Exchange Commission.