Form 10-Q
period 2000-09-30
INKINE PHARMACEUTICAL CO INC
filed 2000-11-14
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2000


                           Commission File No. 0-24972



                       INKINE PHARMACEUTICAL COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


             New York                                   13-3754005
 (State or other jurisdiction of          (I.R.S. Employer Identification  No.)
  incorporation or organization)


                            1787 Sentry Parkway West
                             Building 18, Suite 440
                               Blue Bell, PA 19422
                    (Address of principal executive offices)

                                  215-283-6850
                         (Registrant's telephone number)

                                Sentry Park East
                           1720 Walton Road, Suite 200
                               Blue Bell, PA 19422
                 (Former address of principal executive offices)

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

    At November 10, 2000, the registrant had outstanding 33,668,302 shares of common stock, par value $.0001 per share.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  BALANCE SHEETS - as of September 30, 2000 (unaudited)
                  and June 30, 2000.................................................................3

                  STATEMENTS OF OPERATIONS (unaudited) -- For the Three Months Ended September
                  30, 2000 and 1999.................................................................4

                  STATEMENTS OF CASH FLOWS (unaudited) -- For the Three Months
                  Ended September 30, 2000 and 1999.................................................5

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS...........................................6

         Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations........................................7


PART II - OTHER INFORMATION.........................................................................9


SIGNATURES..........................................................................................10


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                             September 30, 2000          June 30, 2000
                                                                             ------------------          -------------
         ASSETS                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents .......................................            $  5,587                  $  5,629
     Short term investments ..........................................               9,385                    10,396
     Prepaid expenses and other current assets .......................                  56                        78
                                                                                  --------                  --------
         Total current assets ........................................              15,028                    16,103

Deposits .............................................................                  33                      --
Fixed assets, net ....................................................                 311                       332
                                                                                  --------                  --------

         Total assets ................................................            $ 15,372                  $ 16,435
                                                                                  ========                  ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued expenses .....................            $    618                  $    540
     Line of credit ..................................................               1,001                     1,021
                                                                                  --------                  --------
         Total current liabilities ...................................               1,619                     1,561

Commitments, contingencies and other matters

Shareholders' equity:
Preferred stock, $.0001 par value; authorized 5,000,000
     shares; none issued and outstanding .............................                --                        --
Common stock, $.0001 par value; authorized 50,000,000
     shares; issued 33,393,027 and 32,694,777 shares, respectively ...                   3                         3
Less common stock held in treasury (16,515 shares) ...................                 (37)                      (37)
Additional paid-in capital ...........................................              55,245                    48,218
Deferred compensation ................................................                (404)                     (473)
Unrealized (loss) on investments .....................................                  (2)                      (10)
Accumulated deficit ..................................................             (41,052)                  (32,827)
                                                                                  --------                  --------

         Total shareholders' equity ..................................              13,753                    14,874
                                                                                  --------                  --------

         Total liabilities and shareholders' equity ..................            $ 15,372                  $ 16,435
                                                                                  ========                  ========



See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)

                                                                                 Three Months Ended
                                                                                      September 30
                                                                              2000                  1999
                                                                              ----                  ----
Costs and Expenses:
      Research and development .......................................     $    924              $  1,411
      Sales and marketing ............................................          275                    --
      General and administrative .....................................        1,231                   915
      Performance based stock expense ................................        6,055                    --
                                                                           --------              --------

Loss from operations .................................................       (8,485)               (2,326)
                                                                           --------              --------

Interest income ......................................................          266                    63
Interest expense .....................................................           (6)                   --
                                                                           --------              --------

Net loss .............................................................     $ (8,225)             $ (2,263)
                                                                           ========              ========

Net loss per share - basic and diluted ...............................     $  (0.25)             $  (0.10)

Weighted average shares outstanding - basic and diluted ..............       32,883                23,546




See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)


                                                                       Three Months Ended
                                                                          September 30,
                                                                   2000                1999
                                                                 -------              -------
Cash flows from operating activities:
   Net loss ........................................             $(8,225)             $(2,263)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization ...............                  29                   17
       Amortization of deferred compensation .......                 410                  423
       Performance based stock expense .............               6,055                   --
       Changes in operating assets and liabilities:
         (Increase) decrease in prepaid expenses
          and other assets .........................                 (11)                  61
         Increase (decrease) in accounts payable
          and accrued expenses .....................                  78                 (593)
                                                                 -------              -------
     Net cash used in operating activities .........              (1,664)              (2,355)

Cash flows from investing activities:
   Purchases of investments ........................              (2,259)                  --
   Proceeds from maturities and sales of investments               3,278                3,804
   Capital expenditures ............................                  (8)                  (1)
                                                                 -------              -------
      Net cash provided by investing activities ....               1,011                3,803

Cash flows from financing activities:
   Proceeds from sale of stock and exercise
    of options and warrants - net of expenses ......                 631                3,048
    Net repayment of line of credit ................                 (20)                  --
                                                                 -------              -------
     Net cash provided by financing activities .....                 611                3,048

Net increase (decrease) in cash and cash equivalents                 (42)               4,496

Cash and cash equivalents - beginning of period ....               5,629                1,968
                                                                 -------              -------

Cash and cash equivalents - end of period ..........             $ 5,587              $ 6,464
                                                                 =======              =======



See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

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

         The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year, although the Company expects to incur a significant loss for the short year ending December 31, 2000. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2000, which are contained in the Company's most recent Annual Report on Form 10-K.

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

3.       Line of Credit

         The Company secured a $2,000,000 line of credit with a financial institution in December 1999. Under the terms of this arrangement, the Company makes monthly interest-only payments at a variable per annum rate of 2.20%, plus the 30-day Dealer Commercial Paper Rate, with principal due on January 31, 2001. The Company maintains investments of approximately 100% of the amount outstanding at the institution as collateral for the line of credit. At September 30, 2000, $1,001,000 was outstanding under this line of credit.

4.       Shareholders Equity

         During the first quarter, the Company received proceeds of approximately $631,000 from the exercise of stock options and warrants.

         In September 2000, the Company incurred approximately $6,055,000 of performance based stock expense resulting from the attainment of certain milestones that triggered the vesting of awards granted in connection with the Company's equity compensation plans.

5.       Development Stage

         In September 2000, the Company received FDA approval for its lead compound, Visicol(TM). The Company has begun marketing the product for its anticipated January 2001 launch and therefore no longer considers itself a development stage enterprise.

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed in this report as well as those discussed under "Other Factors to be Considered" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission ("SEC").

General

         We are a biopharmaceutical company engaged in the research and development of products that may be used in the diagnosis and treatment of cancer and autoimmune diseases. We pursue these objectives through a technology platform consisting of the Fc Receptor Technology (which includes Colirest(TM) and Hematrol(TM)), the Thrombospondin Technology and Visicol(TM). The Company acquired these technologies in 1997.

         Since commencing operations in 1993, we have not generated any sales revenue. We have funded operations primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since its inception, and expect to incur additional losses in the foreseeable future. We expect that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At September 30, 2000, our accumulated deficit was approximately $41,052,000.

Results of Operations

         We incurred losses of $8,225,000, or $(0.25) per share, and $2,263,000, or $(0.10) per share, for the three-month periods ended September 30, 2000 and 1999, respectively. Losses are expected to continue for the remainder of the short year as we continue to develop the Thrombospondin Technology and the Fc Receptor Technology, and also incur significant commercialization costs of Visicol(TM).

         Research and development expenses decreased approximately $487,000 for the three-month period ended September 30, 2000, as compared to the same period a year ago, as a result of decreased clinical development costs associated with Visicol(TM) partially offset by increases associated with the Phase II trials in Crohn's disease and ulcerative colitis.

         General and administrative expenses increased approximately $316,000 for the three-month period ended September 30, 2000, as compared to the same period a year ago principally due to increased administrative personnel and costs associated with an expanded scale of operations associated with the launch of Visicol(TM).

         A $6.0 million performance based stock charge was incurred during the three-month period ended September 30, 2000. This one-time charge is attributable to the attainment of a previously set milestone of FDA approval of Visicol(TM), which triggered the vesting of option and restricted stock awards granted in connection with the Company's equity compensation plans.

         Interest income increased approximately $203,000 for the three-month period ended September 30, 2000 as compared to the same period a year ago. The increase in interest income reflects the earnings on an increased investment balance. Fluctuations will continue to occur quarter to quarter due to changes in the investment balance.

         The Company incurred interest expense of approximately $6,000 for the three-month period ended September 30, 2000, compared to no interest expense for the same period a year ago. Interest expense is attributable to the Company's line of credit which was secured in December 1999.

Liquidity and Capital Resources

         At September 30, 2000, the Company had cash, cash equivalents and investments of $14,972,000. The cash and investment balance at September 30, 2000 includes proceeds from warrant and option exercises aggregating approximately $631,000 during the quarter ended September 30, 2000.

         We believe that our financial resources are adequate for our operations for at least the next 15 months. Our future capital requirements will depend on numerous factors which cannot be quantified and many of which we cannot control, including sales of Visicol(TM), continued progress in our research and development activities, commercialization costs of Visicol(TM), progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing scaleup, effective marketing activities and arrangements, and licensing or acquisition activity. We may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

         We plan to invest significant resources in new personnel in the next 12 months in connection with the expansion of our commercial activities surrounding Visicol(TM). We anticipate incurring additional losses in the foreseeable future, and such losses are expected to increase as we expand our commercialization activities relating to Visicol(TM) and research and development activities relating to the Thrombospondin Technology and Fc Receptor Technology. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

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

         In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements, including recognition of non-refundable fees received upon entering into arrangements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Accordingly, we are evaluating SAB 101 and the effect it will have on our consolidated financial statements and current revenue recognition policy.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

         Not applicable.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         27  Financial Data Schedule


         (b)      Reports on Form 8-K

                  The Company filed a current report on Form 8-K on August 11, 2000 reporting the change of its fiscal year-end June 30 to a calendar year-end of December 31.

                  The Company filed a current report on Form 8-K on September 27, 2000 reporting that the Company received notification from the FDA that Visicol(TM) tablets (brand of sodium phosphate) for cleansing of the bowel as a preparation for colonoscopy was approved for marketing.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  INKINE PHARMACEUTICAL
                                  COMPANY, INC.



Date: November 13, 2000           By:  /s/ Robert F. Apple
                                       ------------------------------
                                  Robert F. Apple
                                  Chief Financial Officer, (Authorized Officer
                                  and Principal Financial Officer)

EXHIBITS


         27       Financial Data Schedule