Form 10-KT
period 2000-12-31
INKINE PHARMACEUTICAL CO INC
filed 2001-03-27
CIK 929547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
        For the fiscal year ended ____________________________________
                                       or
[X] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934
        For the transition period from July 1, 2000 to December 31, 2000
                                       ------------    -----------------

                         Commission File Number 0-24972

                       INKINE PHARMACEUTICAL COMPANY, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

          New York                                       13-3754005
-------------------------------                  ----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

       1787 Sentry Parkway West
        Building 18, Suite 440
        Blue Bell, Pennsylvania                           19422
 ----------------------------------------             -------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (215) 283-6850
                                                           --------------

                           1720 Walton Road, Suite 200
                               Blue Bell, PA 19422
                 (Former address of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:
  (Title of each class)           (Name of each exchange on which registered)
         None                                        N/A

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.0001 par value per share
               -------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $129,518,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market of The Nasdaq Stock Market on March 21, 2001. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock. The number of shares of the registrant's Common Stock outstanding as of March 21, 2001 was 33,988,014.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Definitive Proxy Statement for the registrant's 2001 Annual Meeting of Shareholders to be filed within 120 days after the end of the period covered by this Transition Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                               INDEX TO FORM 10-K

                                                                                                          Page
                                                                                                    References
                                                                                                    ----------
PART I
         ITEM 1.      BUSINESS................................................................................1
         ITEM 2.      PROPERTIES.............................................................................30
         ITEM 3.      LEGAL PROCEEDINGS......................................................................30
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................30

PART II

         ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      SHAREHOLDER MATTERS....................................................................31
         ITEM 6.      SELECTED FINANCIAL DATA................................................................32
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS ...................................................32
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK............................................................................35
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................35
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE....................................................35

PART III

         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................36
         ITEM 11.     EXECUTIVE COMPENSATION.................................................................36
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT.............................................................................36
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................36

PART IV

         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                      ON FORM 8-K............................................................................37
                      EXHIBITS...............................................................................37

SIGNATURES            .......................................................................................40

INDEX TO FINANCIAL STATEMENTS................................................................................F-1

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

         In February 2001, we entered into an agreement with Morton Grove Pharmaceuticals to develop, manufacture and market IBStat(TM), an immediate release antispasmodic product to be marketed to gastroenterologists for use as an acute care product for a variety of indications. We also entered into a co-promotion agreement with Proctor and Gamble Pharmaceuticals to promote Visicol(TM) to gastroenterologists and colorectal surgeons along with our existing sales force.

         Visicol(TM). On February 14, 1997, we entered into a License Agreement (the "ALW License") with a partnership (the "ALW Partnership") whose partners include Craig A. Aronchick, M.D. Dr. Aronchick is an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and Associate Clinical Professor of Medicine at the University of Pennsylvania School of Medicine. Pursuant to the ALW License, we acquired the worldwide exclusive rights to sell, manufacture and sub-license Visicol(TM). On April 1, 1997, a patent covering Visicol(TM) was issued in the United States to the ALW Partnership.

         Visicol(TM) is a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose with respect to which a Phase I, Phase IIb dose ranging study and Phase III clinical trials for use prior to colonoscopy have been completed. We submitted a New Drug Application
(NDA) for Visicol(TM) on November 23, 1999 to the United States Food and Drug Administration (FDA).

         On September 21, 2000, we received notification from the FDA that Visicol(TM) tablets (brand of sodium phosphate) for cleansing of the bowel as a preparation for colonoscopy was approved for marketing. The approval occurred in ten months from the NDA submission and included full labeling of the product as agreed to by the FDA and us. Following the FDA approval of Visicol(TM), we commenced marketing and sales efforts and began shipping Visicol(TM) to our customers in January 2001.

         Visicol(TM), our lead product, is the first and only tablet purgative preparation indicated for bowel cleansing prior to colonoscopy. All other ethical colonic cleansing products currently on the market are in liquid form, require the ingestion of between one to four liters of fluid, and have either a very salty taste or a taste so foul that patients are often unable to consume the required dosage and/or nausea and vomiting occurs. Failure to ingest the required amount of liquid could result in incomplete cleansing, and, in turn, an adenoma or benign polyp could be overlooked during colonoscopy. Two Phase III clinical studies conducted by us found that Visicol(TM) is as effective a colonic cleanser, and better tolerated by patients, than the most commonly prescribed liquid preparation. With respect to tolerance of each preparation, over twenty times the number of the patients taking the liquid purgative found the taste "bad, barely tolerable" or "very bad, not tolerable." Most patients taking Visicol(TM) found that the tablets had no taste or a pleasant taste.

         IBStat(TM). In February 2001, we entered into an agreement with Morton Grove Pharmaceuticals to develop, manufacture and market IBStat(TM), an immediate release antispasmodic product. IBStat(TM) will be the combination of a FDA approved generic drug and a FDA approved delivery system and will be marketed to gastroenterologists for use as an acute care product for a variety of indications, including spasm of the colon. It will be detailed as a second position product behind Visicol(TM) by our sales force. Under the agreement, Morton Grove Pharmaceuticals will develop and supply the product and we will market and sell IBStat(TM) through our commercial operations. We estimate that IBStat(TM) may be available to patients in late 2001.

         The Thrombospondin Technology. In November 1997, we acquired an exclusive worldwide license to the Thrombospondin Technology, a cancer treatment technology previously owned by MCP Hahnemann University (MCP).

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

         Traditional methods of cancer treatment include surgery, radiation therapy and chemotherapy, all of which remove or kill cancer cells (and normal cells), but do not specifically prevent or inhibit metastasis. Dr. Tuszynski has developed a murine polyclonal antibody against the TSP-1 receptor, which was also shown to prevent or significantly reduce metastasis in athymic mice. We filed a patent application directed to a novel sequence of the thrombospondin receptor and antibodies directed to the same in June 1999. More recently, Dr. Tuszynski has invented a novel soluble protein, Angiocidin, which is a potent inhibitor of new blood vessel formation (angiogenesis). Dr. Tuszynski discovered that Angiocidin is a receptor (docking site) for TSP-1, and that Angiocidin specifically breaks up and kills blood vessels in culture and when administered intravenously to animals bearing an aggressive lung tumor implanted in their flank, inhibited the growth of the tumor by approximately 560%. A patent application was filed in January 2000 directed to the composition of matter for the novel soluble protein. (The peptide molecules, the polyclonal antibody, the TSP-1 receptor and Angiocidin are referred to as the "Thrombospondin Technology").

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

         The most advanced products in the family of compounds comprising the Fc Receptor Technology are Hematrol(TM), a potential treatment for ITP, and Colirest(TM), a potential treatment for IBD. For the indication ITP, Hematrol(TM) will receive patent protection based on the recent FDA designation of Orphan Drug Status for ITP. The results from two Phase II clinical studies completed to date suggest that Hematrol(TM) appears safe and effective in the treatment of patients with ITP. In March 1998, Phase III pivotal trials of Hematrol(TM) at 38 sites in the United States were initiated under a revised protocol. In June 1999 we announced, after reviewing unaudited interim Phase III efficacy and safety data with the FDA that Hematrol(TM) appeared to benefit certain patients with ITP without the high incidence of side effects that would normally be seen with the chronic administration of "classical steroids," such as prednisone. Discussions with the FDA regarding the data to date were favorable and we decided to commence a human pharmacokinetic study comparing the original capsule formulation to a new commercially viable tablet formulation. Preliminary results indicate that there is no significant difference between the two. We are currently looking at other pharmaceutical companies with a hematology focus to sublicense Hematrol(TM) in order to focus our efforts on gastrointestinal products. If this strategy does not occur, we would then anticipate reinitiating the clinical development by the end of 2001.

         Due to the unique action of Hematrol(TM) on inflammatory mediators, Dr. Schreiber conducted preclinical testing of Colirest(TM), a related compound, in an accepted animal model of IBD. The results demonstrated that Colirest(TM) was effective in decreasing lymphocyte infiltration into the bowel compared to the buffer control. Due to good long-term safety data obtained in the ITP clinical trials, we submitted a Phase II protocol to the FDA to evaluate Colirest(TM) for the treatment of IBD, specifically Crohn's disease and ulcerative colitis. In early 2000, we initiated two Phase II multicenter clinical trials to determine if Colirest(TM) was effective in treating both Crohn's disease and ulcerative colitis.

         On September 11, 2000, we announced positive results of our Phase II multicenter open-labeled, clinical trial of Colirest(TM) in the treatment of patients with mild or moderate Crohn's disease. Key results of the study included the following:

           o 80% of patients who completed the study responded to treatment with Colirest(TM) using endpoints that were previously defined by the FDA for a recently approved drug indicated for Crohn's disease;
           o 70% of the patients were in remission at the completion of the study; and
           o 73% of the patients responded after 4 weeks, with a remission rate of 64%.

         On February 27, 2001, we announced that the FDA had agreed that we could proceed with a planned pivotal study of Colirest(TM) in patients with active Crohn's disease. The FDA determined that our planned randomized, double blind, placebo-controlled dose ranging study fulfills the requirements for the design of a pivotal study and with positive results could count as one of the two pivotal studies required for FDA approval of Colirest(TM). We plan to launch the trial of Colirest(TM) in Crohn's disease by mid 2001.

         On December 11, 2000, we announced positive results of our Phase II multicenter open-labeled, clinical trial of Colirest(TM) in the treatment of patients with mild or moderate active ulcerative colitis. Key results of the study included the following: 78% of patients who completed the study responded to treatment with Colirest(TM) using endpoints of greater than 92% decrease in Disease Activity Index (DAI) or improvement in the Investigation Global Assessment (IGA). We intend to initiate dialogue with the FDA to determine the appropriate course to advance Colirest(TM) to later stage trials for ulcerative colitis.

         We have not generated any sales revenue for the period from our commencement of operations through December 31, 2000.

FORWARD LOOKING STATEMENTS

         Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financing and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition.

         Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may materially vary.

         We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the Securities and Exchange Commission or SEC. Also note that we provide cautionary discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to materially differ from expected results. Other unanticipated occurrences besides those listed could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

         The following table describes the major diseases upon which we intend to focus our research and product development efforts at least through calendar year 2001, and also sets forth the current development status of products or product candidates in each area:

        PROGRAM                           THERAPEUTIC INDICATIONS                       DEVELOPMENT STATUS
        -------                           -----------------------                       ------------------

---------------------------------------------------------------------------------------------------------------------------
Visicol(TM)                  o    Cleansing of colon prior to colonoscopy          FDA Approved; Marketed product
                             ----------------------------------------------------------------------------------------------
                             o    Cleansing of colon prior to sigmoidoscopy        Phase I completed
                             ----------------------------------------------------------------------------------------------
                             o    Constipation                                     Phase I completed
---------------------------------------------------------------------------------------------------------------------------
IBStat(TM)                   o   Immediate release acute care antispasmodic for    To be marketed
                                  a variety of indications, including spasm of
                                  the colon
---------------------------------------------------------------------------------------------------------------------------
Thrombospondin               o    Prevention of metastatic cancer including but    Preclinical (lead compound identified)
Technology                        not limited to breast, lung, prostate,           Receptor cloned
                                  pancreas and squamous cell cancer
 --------------------------------------------------------------------------------------------------------------------------
Hematrol(TM)                 o    Idiopathic Thrombocytopenic Purpura              Phase II Complete
                                                                                   Phase III (on hold)
                                                                                   Single dose PK study complete
---------------------------------------------------------------------------------------------------------------------------
Colirest(TM)                 o    Crohn's and Ulcerative Colitis                   Phase II Crohn's disease complete
                                                                                   Phase II ulcerative colitis complete
                                                                                   Pivotal Phase IIb Crohn's disease
                                                                                     pending
---------------------------------------------------------------------------------------------------------------------------
CBP-2011 series of           o    Autoimmune Hemolytic Anemia                      Preclinical
compounds                    ----------------------------------------------------------------------------------------------
                             o    Systemic Lupus Erthematosus                      Early Preclinical
                             ----------------------------------------------------------------------------------------------
                             o    Rheumatoid Arthritis                             Preclinical
---------------------------------------------------------------------------------------------------------------------------
Gene Therapy                 o    Serious Infection                                Early Preclinical
---------------------------------------------------------------------------------------------------------------------------
Oligonucleotides             o    Asthma/Allergy                                   Early Preclinical
---------------------------------------------------------------------------------------------------------------------------

         We spent $2,212,000, $5,731,000, $6,565,000 and $2,270,000 for research and development during the six-month period ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998, respectively. We incurred a $3,952,000 expense for purchased research and development for the year ended June 30, 1998.

         Visicol(TM)

         Colorectal Cancer and Colonoscopies; Background and Statistics. According to the American Cancer Society, 2001 Cancer Facts and Figures, colorectal cancer is the second leading cause of cancer related deaths in the United States, with approximately 135,400 new cases and 56,700 deaths estimated for 2001. The incidence of colorectal cancer has increased on a yearly basis and is higher in women (51% of all colorectal cancer cases in the United States are in women) than men (49% of all cases). Other statistics suggest that age-specific incidence and mortality rates show that most cases are diagnosed in patients over 50 years of age with most patients (63% of all cases diagnosed) being diagnosed with advanced disease. The 5-year case fatality rate is 35%; however, if the disease can be diagnosed in an earlier localized stage the survival rate approaches 90%.

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

         The American Cancer Society and other professional groups have published a joint guideline for colon cancer screening, which recommends periodic screening for all persons over the age of 50 years. More intensive screening, often starting at an earlier age, is recommended for various groups of persons at high risk of colon cancer, including those with a family history or personal history of colon cancer. Colonoscopy is one of several methods used to screen persons over 50 who are not at high risk for colon cancer and many physicians believe it is the best method. This belief has been strengthened by several large, recently published studies showing that colonoscopy is better at detecting cancer than several other common screening methods. Colonoscopy is widely used to screen patients at high risk for colon cancer and is used to follow up most patients who have had suspicious findings with other screening methods.

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

         All purgative products, other than Visicol(TM), are currently administered in liquid form. There are three dominant products which use PEG:
Golytely(R) and NuLYTELY(R), which are manufactured by Braintree Laboratories, Inc. and Colyte(R) which is manufactured by Schwarz Pharma, Inc. Each product requires the ingestion of 4 liters (over 1 gallon) of PEG in roughly 2.5 hours. Additionally, PEG has an extremely salty taste. More recently, aqueous sodium phosphate solution (Fleet's Phospho-soda, manufactured by C.B. Fleet Company, Inc.) has been used as a purgatory alternative. Aqueous sodium phosphate solution has been demonstrated to be as effective as the PEG-electrolyte purge as a colonic cleanser. However, although a smaller volume of liquid is required to be ingested for effective colonic cleansing with aqueous sodium phosphate (between 1 and 2 liters of water), the taste of the solution is so foul that nausea and vomiting frequently occur.

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

         Results of Phase III Clinical Study. In April 1999, we concluded two pivotal Phase III trials of Visicol(TM). In each trial, Visicol(TM) tablets were as effective as cherry flavored NuLYTELY(R) liquid in the quality of colonic cleansing prior to colonoscopy. With a high degree of statistical significance, each trial also indicated that Visicol(TM) tablets were greatly preferred by patients and were better tolerated than NuLYTELY(R).

         Two identical, randomized, single blind, nationwide multicenter pivotal trials compared the safety, efficacy, and patient preference of Visicol(TM) tablets with NuLYTELY(R), the leading prescription purgative agent, in patients requiring colon cleansing prior to colonoscopy. Each trial included over 400 adults undergoing colonoscopy. Patients were randomized to receive either Visicol(TM) tablets at a total dose of 60 grams or NuLYTELY(R) at the usual total dose of 4 liters, as in the prescribing information. The gastroenterologist performing the colonoscopy was not aware of which drug the patient received. Using a validated questionnaire, the gastroenterologist assessed the quality of colon cleansing.

         The pivotal trials were designed to demonstrate equivalence of Visicol(TM) tablets to NuLYTELY(R), not the superiority of Visicol(TM) tablets. In each trial, Visicol(TM) tablets demonstrated equivalence to NuLYTELY(R) using the statistical test that had been agreed to by the FDA. The vast majority of patients in each trial were rated as having "excellent" or "good" colon cleansing. In each trial, patients who took Visicol(TM) tablets had a slightly better mean cleansing score than those who took NuLYTELY(R), but these differences were not statistically significant.

         In patients undergoing colonoscopy, the most commonly reported clinical adverse events associated with colonic purgation are bloating, nausea, abdominal pain and vomiting. In each pivotal trial, according to investigator documented adverse events, Visicol(TM) tablets produced statistically significantly lower incidences of nausea, vomiting and bloating when compared to NuLYTELY(R). For the fourth symptom, abdominal pain, there was a statistically significant difference favoring Visicol(TM) tablets in one trial, and equivalence in the other trial.

         There was no significant difference in the rate of serious adverse events between Visicol(TM) tablets and NuLYTELY(R) in either trial or in each trial combined. The overall rate of serious adverse events was less than 0.2% among patients who took study drug.

         In each pivotal trial, after ingesting their study medication and prior to their colonoscopy, patients completed a questionnaire evaluating their study medication. Analysis of patient questionnaires also yielded a number of statistically significant advantages for Visicol(TM) tablets compared to NuLYTELY(R).

         Specific results of the Visicol(TM) clinical trials include:

         o 84% of Visicol(TM) patients were rated 'good' to 'excellent' for colon clensing as compared to 77% of NuLYTELY(TM) patients;
         o 43% of NuLYTELY(TM) patients were unable to complete the prescribed dose, compared to just 6% for Visicol(TM);
         o More than 90% of Visicol(TM) patients said they would use the product again;
         o 76% of NuLYTELY(TM) patients said they would prefer Visicol(TM) for future colonoscopy;
         o Nausea, vomiting and bloating were each significantly less frequent with Visicol(TM);
         o More than 70% of the patients treated with Visicol(TM) found that the tablets had either a pleasant taste or no taste at all; and
         o More than 90% of patients treated with Visicol(TM) found it 'easy' or only 'slightly difficult' to drink the clear liquids associated with the dosing regimen.

         Results of NDA Submission. Following such favorable clinical results, we submitted an NDA to the FDA in November 1999. On September 21, 2000, we received notification from the FDA that Visicol(TM) tablets (brand of sodium phosphate) for cleansing of the bowel as a preparation for colonoscopy was approved for marketing. The approval occurred within ten months from the NDA submission and included full labeling of the product as agreed to by the FDA and us. Visicol(TM), our lead product, is the first and only tablet purgative preparation indicated for bowel cleansing prior to colonoscopy.

         Commercial Launch of Visicol(TM). Following the FDA approval of Visicol(TM), we immediately commenced marketing and sales efforts and began shipping Visicol(TM) to our customers in January 2001. We contracted with Innovex, L.P., the leading provider of sales and marketing solutions to the healthcare industry, to launch and promote Visicol(TM). In February 2001 we entered into a co-promotion agreement with Procter & Gamble Pharmaceuticals who, along with our existing thirty-three person dedicated sales force, will promote Visicol(TM) to gastroenterologists and colorectal surgeons. See the "Marketing and Sales" section for an overview of our marketing and sales strategies. Now that marketing and sales efforts are underway, we will conduct additional studies to determine the dosing regimen that best combines efficacious colon cleaning and patient satisfaction.

         Other Applications for Visicol(TM). We believe there are several other potential indications for the use of Visicol(TM). Colonic purgation is required in all pre-operative colonic surgical procedures and therefore could be used as a pre-operative preparation in lieu of NuLYTELY(R) which is currently used a majority of the time. Colonic purgation is also required prior to other visualization procedures such as barium enema examinations and flexible sigmoidoscopy. We similarly believe that Visicol(TM) may be effective as a laxative for chronic constipation.

         Proprietary Rights to Visicol(TM) Pursuant to License Agreement. On February 14, 1997, we entered into the ALW License with the ALW Partnership pursuant to which we obtained an exclusive worldwide license, in perpetuity (subject to expiration of underlying patents and rights of termination in the event of breach by a party), to develop, use, market, sell, manufacture, have manufactured and sub-license, in the field of colonic purgatives or laxatives (the "Field of Use"), Visicol(TM) along with ALW Partnership's body of proprietary technical information, trade secrets and know-how related thereto. A U.S. patent Non-Aqueous Colonic Purgative Formulations--as to Visicol(TM) (covering any solid form of administration of sodium phosphate for use as a colonic cleansing agent or as a laxative) was issued on April 1, 1997. Patents on Visicol(TM) are pending in applications designating Europe and Canada. In December 2000, the U.S. Patent and Trademark Office issued to us a patent for numerous other solid-dose colonic cleansing agents.

         Our rights under the ALW License automatically extend to improvements developed by us and/or the ALW Partnership which are derivative of Visicol(TM), and we have a right of first refusal with respect to any new products which relate to the Field of Use but which are not derivative of Visicol(TM).

         IBStat(TM)

         Irritable Bowel Syndrome (IBS); Background and Statistics. IBS is a functional gastrointestinal disorder most commonly diagnosed in people in their 20's to 40's. A functional disorder does not show any evidence of an organic or physical disease, and the cause of a functional gastrointestinal disorder does not show up in a blood test or an x-ray. The disorders are diagnosed based on symptoms, and often require tests to rule out the likelihood of another disease.

         The symptoms of functional gastrointestinal disorders can cause discomfort, ranging from inconvenience to deep personal distress. These symptoms include abdominal pain or discomfort associated with a change in bowel pattern such as loose or more frequent bowel movements, diarrhea or constipation. For those with severe symptoms the disorders can be debilitating, leaving them unable to fully participate in life and work. IBS is a leading cause of worker absenteeism, second only to the common cold.

         While the cause of IBS is not fully understood, it appears that it is a disturbance in the interaction among the intestinal tract, the brain and the nerves that regulate bowel motility (motor function) and sensory function. Research has shown that the bowel in IBS sufferers is more sensitive than usual and this sensitivity sets off a reaction that causes the symptoms. The bowel is a muscular tube that propels food from mouth to anus, allowing nutrients to be digested and absorbed along the way. Regular muscular contractions propel the contents through the colon. If the bowel is overactive, the contents pass more rapidly and the patient gets diarrhea, whereas sluggish activity causes constipation. Muscle spasm in the bowel causes discomfort and cramping pain.

         While IBS may cause pain and discomfort, it is not a life-threatening disease. The life expectancy of patients with IBS is no different than that of the general population. According to the International Foundation for Functional Gastrointestinal Disorders (IFFGD), IBS affects 15-20% of adults and is the most commonly presented gastrointestinal illnesses seen by physicians in primary care or gastroenterology. While it is estimated that only 30% of people with IBS seek medical assistance, these people account for 12% of primary care visits. Even more compelling is the fact that IBS is the most common reason for referral to gastroenterologists, constituting 20-50% of referred patients.

         Treatment of IBS. Typical IBS treatment entails eliminating or diminishing stressful situations, managing the patient's response to stress, modifying the diet and using drugs to reduce the colonic spasm. To modify the diet physicians often use high fiber diets and often recommend a fiber supplement such as Metamucil(R) or Citrucel(R). Fiber supplements are often used for both constipation and diarrhea symptoms of IBS.

         Drug treatment is administered to reduce abdominal pain, diarrhea and constipation. Anticholinergic agents also called antispasmodic agents are very effective when given before or at the onset of acute attacks of pain or before meals. Antispasmodics produce their effect by blocking the autonomic nervous system signals at the smooth muscle of the intestine. Other agents including loperamide (Imodium(R)) can be used for diarrhea-predominant symptoms.

         Marketing and Sales Agreement: IBStat(TM) In February 2001, we entered into an agreement with Morton Grove Pharmaceuticals to develop, manufacture and market IBStat(TM), an immediate release antispasmodic product. IBStat(TM) will be marketed to gastroenterologists for use as an acute care product for a variety of indications, including IBS and other related conditions that cause spasm of the colon. IBStat(TM) will be detailed by our sales force as a second position product behind Visicol(TM). IBStat(TM) will be the combination of a previously approved generic drug and a FDA approved delivery system. Under the agreement, Morton Grove Pharmaceuticals will develop and supply the product and we will market and sell IBStat(TM) through our commercial operations. We estimate that IBStat(TM) may be available to patients in late 2001.

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

         Fc Receptor Technology (Hematrol(TM) and Colirest(TM))

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

         The following is the estimated U.S. population for select autoimmune diseases in the disease categories noted below:

                            Estimated U.S. Patient Population

      ---------------------------------------------------------------------
                             Disorder                        Number of
                                                              Patients
      ---------------------------------------------------------------------

      ITP                                                           30,000
      ---------------------------------------------------------------------

      IBD (both Crohn's Disease and Ulcerative Colitis)          1,000,000
      ---------------------------------------------------------------------

      Autoimmune Hemolytic Anemia                                   25,000
      ---------------------------------------------------------------------

      Systemic Lupus Erthematosus                                  500,000
      ---------------------------------------------------------------------

      Rheumatoid Arthritis                                       2,100,000
      ---------------------------------------------------------------------

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

         Hematrol(TM) and ITP. Hematrol(TM) is being evaluated for treatment of ITP. Hematrol's(TM) mechanism of action for ITP is similar to that of glucocorticoids on the regulation of macrophage Fc receptor production and results in diminution of IgG-containing complex engulfment. Given this insight, we believe that exploring related compounds with an improved safety profile over glucocorticoids and progestins in lupus and rheumatoid arthritis has merit.

         Upon successful development of Hematrol(TM), we anticipate that it will be more readily accepted by ITP patients because it will be better tolerated and available as an oral formulation with a reduced side effect profile as compared to IVIG, WinRho, or prednisone, although no assurance as to successful development or patient acceptance can be given. Hematrol(TM) is a steroid analog, demonstrating steroid-like properties but without the side-effect profile commonly associated with glucocorticoids. An extensive body of experience in human use exists and the drug is well characterized. No significant estrogenic activity has been observed to date with Hematrol(TM).

         We are currently looking at other pharmaceutical companies with a hematology focus to sublicense Hematrol(TM) in order to focus our efforts on gastrointestinal products. If this strategy does not occur, we would then anticipate reinitiating the clinical development by the end of 2001.

         Summary of Clinical Data. To date there have been two studies completed that have assessed the effects of Hematrol(TM) on the platelet count of patients with ITP. The results of the two studies indicate that Hematrol(TM) appears safe and effective in the treatment of patients with ITP. A positive response, as indicated by an increase in platelet count of at least 20,000/mm3 over baseline was noted in 14 of 19 treated patients, while adverse events were transient in nature and did not, with few exceptions, cause the patients to discontinue from the trial.

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

         Responders in the active disease phase will then be randomized in a double-blind fashion, to one of three groups for an additional 42 days to assess maintenance of effect: placebo, Hematrol(TM) at half-strength and Hematrol(TM) at full- strength. The primary efficacy endpoint in this phase is maintenance of the therapeutic effect, e.g., by a sustained increase in baseline platelet count of > 20,000/mm3.

         Interim Results of Phase III Data of Hematrol(TM). In June 1999, we announced after reviewing unaudited interim Phase III efficacy and safety data with the FDA that Hematrol(TM) appeared to benefit certain patients with ITP without the side effects that would normally be seen with the chronic administration of "classical steroids," such as prednisone. Discussions with the FDA regarding the data to date were favorable and we decided to commence a human pharmacokinetic study comparing the original capsule formulation to a new commercially viable tablet formulation. The study enrolled 24 healthy volunteers, each of whom received a single dose of each formulation of Hematrol(TM), separated by 21 days. Preliminary results from the study indicate that the bioavailability of the tablet formulation does not differ significantly from that of the capsule formulation.

         The results of this study will need to be reviewed by the FDA before continuing our Phase III ITP clinical program with tablets. The new tablet formulation is currently being used in our clinical studies in patients with Crohn's disease and ulcerative colitis.

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

         Crohn's disease is chronic. Its cause is not known. Medication currently available decreases inflammation and usually controls the symptoms, but does not provide a cure. Because Crohn's disease behaves similarly to ulcerative colitis, from which it may be difficult to differentiate, the two disorders are grouped together as inflammatory bowel disease (IBD). Crohn's disease affects all layers of the intestine in which there can be normal healthy bowel in between patches of diseased bowel. Depending on where the involvement occurs, Crohn's disease may also be referred to as Ileitis, regional enteritis or colitis. It is referred to as Crohn's disease because Burrill B. Crohn was the first name in the three-author landmark paper published in 1932, which described the disease.

         According to the Crohn's & Colitis Foundation of America, it is estimated that there may be up to 500,000 Americans with Crohn's. Males and females appear to be affected equally. While Crohn's disease afflicts people of all ages, it is primarily a disease of the young. Most cases are diagnosed before age 30, but the disease can occur in the sixth, seventh and later decades. Because no medical cure for Crohn's disease exists, the goals of medical treatment are to suppress the inflammatory response, permit healing of tissue and relieve the symptoms of fever, diarrhea and abdominal pain. Several groups of drugs form the mainstay of therapy for Crohn's disease today. They are:

         1. Aminosalicylates: aspirin-like drugs, which include sulfasalazine and messalamine, given both orally and rectally.
         2. Corticosteroids: prednisone and methylprednisolone, available orally and rectally.
         3.  Immune modifiers: azathioprine, 6MP, methotrexate and cyclosporine.
         4.  Antibiotics: metronidazole, ampicillin, ciprofloxacin and others.
         5.  Anti-TNF Inhibitor: infliximab.

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

         Three major classes of medication are used today to treat ulcerative colitis. They are:

         1. Aminosalicylates: These medications include aspirin-like medications such as 5-aminosalicylic acid (5-ASA, mesalamine, olsalazine) and sulfasalazine. These medications are effective in the treatment of mild to moderate episodes of ulcerative colitis.
         2. Corticosteroids: These medications include prednisone, methyprednisolone and budesonide. These medications are used for patients with moderate to severe disease.
         3. Immunomodulatory medicines: These medications include azathioprine, 6-mercaptopurine (6-MP) and recently cyclosporine. As a group, they alter the body's immune cells from interacting with the inflammatory process. These medications, however, can take as long as three months to begin their beneficial effects.

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

         Colirest(TM) and IBD. Colirest(TM) is being evaluated for the treatment of IBD, specifically, Crohn's disease and ulcerative colitis. Colirest(TM) inhibits pro-inflammatory mediators while possibly offering distinct safety advantages over traditional steroid therapy. In early 2000, we initiated two Phase II multi-center clinical trials to determine if Colirest(TM) was effective in treating both Crohn's disease and ulcerative colitis.

         Summary of Clinical Data. To date there have been two studies completed that have assessed the effects of Colirest(TM) on Crohn's disease and Ulcerative Colitis, respectively. The results of the Phase II studies indicate that Colirest(TM) appears safe and effective in the treatment of patients with both Crohn's disease and Ulcerative Colitis. The results of the studies was as follows:

         Crohn's Disease Study. A multicenter open-labeled, clinical trial of Colirest(TM) was conducted in the treatment of patients with mild or moderate Crohn's disease. Patients with an established diagnosis of Crohn's disease, currently taking medications such as aminosalicylates, cyclosporine, 6-mercaptopurine, azathioprine and/or systemic corticosteroids (<= 20 mg/day), and experiencing increased gastrointestinal symptoms confirmed by a baseline Crohn's Disease Activity Index (CDAI) between 200 and 400 were eligible to receive Colirest(TM) tablets in a loading dose of 4 grams per day for the first two days followed by a daily maintenance dose of 1000 mg (500 mg every 12 hours) for up to 2 months. Ninety-one percent (10 of 11) of patients completed 2 months of treatment and 1 additional patient remained on therapy and is included on the 4-week analysis. Of the 12 patients enrolled, only 1 patient discontinued therapy, and this was due to "fatigue."

         Key results of the study included:

         o 80% of patients who completed the study responded to treatment with Colirest(TM) using endpoints that were previously defined by the FDA for a recently approved drug indicated for Crohn's (defined as a decrease in the CDAI at 8 weeks compared to baseline => 70 or a CDAI score of <= 150).

         o 70% of the patients were in remission (CDAI <= 150) at the completion of the study.

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

         On February 27, 2001, we announced that the FDA had agreed that we could proceed with a planned pivotal study of Colirest(TM) in patients with active Crohn's disease. The FDA determined that our planned randomized, double blind, placebo-controlled dose ranging study fulfills the requirements for the design of a pivotal study and with positive results could count as one of the two pivotal studies required for FDA approval of Colirest(TM). We plan to launch the trial of Colirest(TM) in Crohn's disease by mid 2001.

         Ulcerative Colitis Study. A multicenter open-labeled clinical trial of Colirest(TM) was conducted in the treatment of patients with mild or moderate active ulcerative colitis. Patients with an established diagnosis of ulcerative colitis, active disease on sigmoidoscopy and a baseline DAI (Disease Activity Index) between three and ten received Colirest(TM) tablets in a loading dose of 4 grams per day for the first two days followed by a daily maintenance dose of 1000 mg (500 mg every 12 hours) for up to two months. During the study, patients were permitted to continue medications such as Asacol(R), 6-mercaptopurine, cyclosporine, azathioprine and/or systemic corticosteroids (<= 20 mg/day). The primary efficacy endpoints were defined as => 2-point decrease in the DAI, or any improvement in the Investigator Global Assessment (IGA).

         Key results of the study included:

         o Eleven patients were evaluable for efficacy; 9 completed 8 weeks of Colirest(TM)treatment.

         o 78% (7 of 9) of patients who completed the study responded to treatment with Colirest(TM)in the DAI and IGA evaluations.

         o   64% (7 of 11) of the evaluable patients responded to treatment.

         o Two patients discontinued for an adverse event; an allergic drug reaction in one patient, and hospitalization for jaundice and increased abdominal pain in a second patient, who had pre-existing sclerosing cholangitis. In the later case, symptom onset occurred prior to study drug administration.

         We intend to initiate dialogue with the FDA to determine the appropriate course to advance Colirest(TM) to later stage clinical trials for ulcerative colitis.

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

         We have also filed a patent describing the novel activity of Colirest(TM) and related analogs on IBD.

         License of Proprietary Rights. Rights to the Fc Receptor Technology are owned by the University of Pennsylvania, pursuant to which we have obtained an exclusive worldwide license for the term of the patents covered thereunder, to make, have made, use, sell and to exploit all patent and other rights under this license.

MANUFACTURING

         We do not have the resources, facilities or capabilities to manufacture our product and any of our proposed products. We have no current plans to establish a manufacturing facility. We expect that we will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of our proposed products in accordance with regulatory standards.

         Contract manufacturers may utilize their own technology, technology developed by us, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology and have ownership of the Drug Master File, or DMF, our reliance on such contract manufacturer is increased, and we may have to obtain a license from such contract manufacturer to have our products manufactured by another party. Technology transfer from the original contract manufacturer may be required. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary Drug Master File held by a contract manufacturer. FDA approval of the new manufacturer and manufacturing sight would also be required.

         We have contracted with Mallinckrodt, Inc., a commercial supplier of pharmaceutical chemicals to supply us with active pharmaceutical ingredients of mainly monobasic and dibasic sodium phosphate, which comprises a significant portion of the Visicol(TM) tablet in a manner that meets FDA requirements. We have contracted with Pharmaceutical Manufacturing Research Services, Inc.
(PMRS), a manufacturing development company, to supply commercial quantities of Visicol(TM) in a manner which meets FDA requirements. The FDA has approved the manufacturing processes of PMRS. We are currently seeking an appropriate secondary manufacturer of Visicol(TM) and an appropriate manufacturer to produce Colirest(TM), Hematrol(TM) and other proposed products. PMRS has contracted with a packaging facility to package Visicol(TM) on their behalf. This facility has been FDA approved for the packaging of Visicol(TM).

MARKETING & SALES

         We have recently hired an internal sales and marketing management team that has set our strategies for the sales and marketing organization. Since Visicol(TM) is the first of our proposed products to be sold, the following strategy for the launch of Visicol(TM) was initiated:

         1. To minimize our internal infrastructure and the cost required for product commercialization while maximizing product exposure and reach, we have established numerous outsourced agreements with experienced suppliers. These suppliers will assist us in developing the sales, customer service and distribution arms of our commercial operations, allowing us to realize certain efficiencies and expertise we would not realize with start-up internal operations. Our internal management structure will oversee and support these outsourced operations, maintain control over all marketing and strategic planning issues and eventually manage the transition to an internal risk-minimizing structure.

         2. We have contracted with Innovex, the leading provider of contract sales and marketing solutions to the healthcare industry. Innovex is responsible for hiring and training a dedicated sales force to launch and promote Visicol(TM), and any of our other products that may be approved by the FDA. These sales representatives spend their entire day promoting our products, and are in all ways perceived as InKine sales representatives. This sales force covers the top 60% of colonoscopy preparation prescribers, the majority of whom are gastroenterologists.

         3. We have entered into a co-promotion agreement with Procter & Gamble Pharmaceuticals (P&GP) who, along with our existing dedicated sales force, will promote Visicol(TM) to gastroenterologists and colorectal surgeons. The P&GP gastrointestinal sales force, which began promoting Visicol(TM) in March 2001, covers over 90% of gastroenterologists in the U.S. and was recently rated one of the top gastrointestinal sales forces for the year 2000 by Scott-Levin, a leading pharmaceutical consulting firm. The combined efforts of our sales force contracted through Innovex and the P&GP gastrointestinal sales force yields the largest sales force in the purgative product marketplace.

         4.  We have authorized Integrated Commercialization Solutions, Inc.
             (ICS), a leader in supply chain management for the pharmaceutical industry, to implement third-party logistics. This involves handling customer service, order management, distribution, accounts receivables, contract charge back administration and promotional material distribution for Visicol(TM). Like the outsourced sales force, ICS is in all ways represented to the customer as InKine.

         5. Market Development Group, Inc. is working on the medical marketing side of Visicol(TM)to help translate the advantages of Visicol(TM) into appropriate marketing messages. Goals of this relationship include building a market and increasing early adoption of the product.

         6. Med Tier, Inc., a leading medical communications company, is helping us develop advertising strategies and tactics for the promotion of Visicol(TM).

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

         We have entered into an agreement with Morton Grove Pharmaceuticals to develop, manufacture and market IBStat(TM), an immediate release antispasmodic product. IBStat(TM) will be marketed to gastroenterologists for use as an acute care product for a variety of indications, including spasm of the colon and will be detailed by our sales force as a second position product behind Visicol(TM). Under the agreement, the Morton Grove Pharmaceuticals will develop and supply the product and we will market and sell IBStat(TM) through our commercial operations.

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

         In order to obtain FDA approval of a new drug product, we must submit proof of safety and efficacy. Such proof entails extensive and time-consuming preclinical and clinical testing. The results of preclinical studies are submitted to the FDA as part of an Investigational New Drug Application (IND). Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Once the IND is reviewed, human clinical trials may be conducted. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or healthy volunteer subjects primarily for safety at one or more doses. During Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the Institutional Review Board reviewing and monitoring the trials, must be submitted to the FDA prior to commencement of each clinical trial. Various reports must be submitted to the FDA during the course of the trials, and the FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

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

COMPETITION

         The biopharmaceutical industry is highly competitive, including the industry segments related to (i) receptor based technologies, which include the Fc Receptor Technology, which includes Hematrol(TM)and Colirest(TM), (ii) purgative agents for clearing the colon, which include Visicol(TM), (iii) antispasmodics, which include IBStat(TM)and (iv) the treatment and prevention of cancer, which includes the Thrombospondin Technology. We are likely to encounter significant competition with respect to Visicol(TM)and our product candidates currently under development, including, but not limited to, competition from:
(a) Braintree Laboratories, Inc., Schwarz Pharma Inc. and C.B. Fleet Company, Inc. with respect to the product applications targeted by Visicol(TM); (b) AstraZeneca, Salix Pharmaceuticals, IDEC Pharmaceuticals Corporation, Anergen, Inc., Proctor & Gamble Company, Solvay S.A., Centocor, Inc., Shire Pharmaceuticals Group plc, Immune Response Corporation, Autoimmune, Inc. and NABI with respect to the treatment of diseases targeted by the Fc Receptor Technology; (c) Schwarz Pharma Inc among others with respect to IBStat(TM); and
(d) Boston Life Sciences, Inc., Entremed, Inc. and Human Genome Sciences, among others with respect to the treatment of diseases targeted by the Thrombospondin Technology. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. We may also face competition from companies using different or advanced technologies that could render our products obsolete.

OTHER FACTORS TO BE CONSIDERED

Risks related to our business, industry and strategy

We have not generated significant revenue to date. If we continue to incur substantial losses, then the value of our common stock is likely to be reduced. Also, we may never achieve a profitable level of operation.

         To date, we have engaged mostly in the research and development of proposed drug products. We have not generated significant revenue from product sales or royalties. We have incurred losses in each year since our inception on July 1, 1993. As of December 31, 2000, we had an accumulated deficit of approximately $44.8 million.

         Our product and proposed products are in various stages of marketing or development and require significant research, development and testing. We must obtain all of the necessary government approvals for our products before we can sell any proposed product. As a result, we believe our losses will continue in the foreseeable future as we develop our products.

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

         We have acquired the worldwide exclusive right to market Visicol(TM), IBStat(TM), the Fc Receptor Technology and the Thrombospondin Technology under various license agreements. Each of the owners of the technology licensed to us may terminate the license prior to its expiration date under certain circumstances, including our failure to comply with commitments related to the development of the products specified in the licenses. For example, some of our licensing agreements require us to spend specific amounts for research and development of our products. If we do not comply with the terms of these agreements, the owners of the licensed technology could demand the return of all rights to the licensed technology, and force us to cease developing, manufacturing or selling the products covered by that license.

Risks relating to clinical and regulatory matters

If we do not obtain required approvals from the government, then we may not successfully market or sell our proposed products.

         The FDA requires multiple stages of tests, known as phase I, II and III clinical trials, on all pharmaceutical products. In addition, the FDA must confirm that drug manufacturers comply with applicable federal regulations. The process to obtain government approvals of a pharmaceutical product takes many years and requires substantial resources.

         The FDA may delay or halt the clinical development of our proposed products at any stage, or may deny us approval to market a product. If any of these adverse actions are taken by the FDA, we may delay or stop the development of a product or may be unable to commercialize such product. We do not believe we are subject to risks which are materially different than other pharmaceutical companies seeking FDA approval, but the process of obtaining FDA approval is expensive, time-consuming and often filled with unexpected hurdles. Even if we receive approval of a product candidate, the FDA may limit and restrict the drug's use and may subject our products to continuous review. If we fail to comply with any applicable regulatory requirements, the FDA could impose penalties on us, including:

         o   warning letters;
         o   fines;
         o   withdrawal of regulatory approval;
         o   product recalls;
         o   operating restrictions;
         o   injunctions; and o criminal prosecution.

         1. FDA marketing approval:

         We submit the results of our scientific studies, commonly referred to as preclinical studies, to the FDA as part of an investigational new drug application, commonly referred to as an IND. An IND is a summary document describing the drug product, the safety of the drug product and the filer's proposed use of the drug product. After the FDA allows the IND to become effective, we conduct human clinical trials (phase I, II and III). We then submit the results of these trials to the FDA as part of a new drug application, commonly known as an NDA. The FDA requires the filing of the NDA, which summarizes all human clinical and manufacturing experiences of the drug. The FDA approves a drug on the basis of the NDA. After we file the NDA, the FDA may approve the product for marketing, require additional testing or deny the application.

         2. FDA manufacturing approval:

         The FDA requires pharmaceutical companies to include detailed manufacturing information in an NDA. The FDA has mandated that all manufacturing facilities and processes comply with good manufacturing practices (GMP). GMP is a body of federal regulations and guidelines that govern the manufacture of drugs for human use. For example, all manufacturers must pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, drug manufacturers must demonstrate that:

         o the drug product can be consistently manufactured at the same quality standard;
         o   the drug product is stable over time; and
         o the level of chemical impurities in the drug product are under a designated level.

         For example, the FDA has approved our manufacturing process for Visicol(TM). Visicol(TM) is our product that is taken in tablet form and used to clean the colon for medical purposes. Even after obtaining manufacturing approval, the FDA may delay or prevent us from marketing Visicol(TM) if we do not continue to consistently manufacture appropriate amounts of Visicol(TM) or cannot continue to repeat the manufacturing process used to manufacture the phase III clinical trial batches of Visicol(TM). We currently have only one approved manufacturer of Visicol(TM), although we have initiated the process to obtain a qualified secondary manufacturer of Visicol(TM).

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

         4.  Status of our products in the FDA approval process:

         Our product and proposed products are in various stages of development and in various stages of the FDA approval process, as set forth below:

         o Visicol(TM). We obtained FDA approval to begin marketing Visicol(TM) on September 21, 2000. We are currently manufacturing, marketing and selling Visicol(TM).

         o IBStat(TM). In February 2001 we entered into an agreement with an established pharmaceutical manufacturer to develop and market IBStat(TM). We project that IBStat(TM) will be available to patients in late 2001. IBStat(TM) will be the combination of a previously approved generic drug and a FDA approved delivery system.

         o   Fc Receptor Technology

                           -> Hematrol(TM). We developed Hematrol(TM) as a compound for the treatment of idiopathic thrombocytopenic purpura
         (ITP), an autoimmune disease that causes spontaneous bleeding. Hematrol(TM) is currently on hold in phase III clinical trials for ITP.

                           -> Colirest(TM). We developed Colirest(TM) as a compound for the treatment of inflammatory bowel disease (IBD), which includes both Crohn's disease and ulcerative colitis. IBD is an autoimmune disease that causes inflammation and ulceration of the bowel. On September 11, 2000, we announced positive results of our Phase II study on Crohn's disease and on December 11, 2000 we announced positive results of our Phase II study in ulcerative colitis. We have reached an agreement with the FDA for the advancement of Colirest(TM) to a Pivotal Phase IIb dose ranging study for Crohn's disease. We believe we will start this study by the end of the second quarter of 2001.

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

         We are developing products that will compete in five very competitive segments of the pharmaceutical industry. The five segments include (i) Visicol(TM), (ii) IBStat(TM), (iii) Colirest(TM), (iv) Hematrol(TM) and
(v) the Thrombospondin Technology. Based on total assets and revenues, we are significantly smaller than the majority of our competitors in these segments. Therefore, we may encounter significant competition with each of our potential products, primarily from the following competitors:

   ---------------------------------------------------------------------------------------------------------------
                                               Product Candidates
   ---------------------------------------------------------------------------------------------------------------
        Visicol(TM)           IBStat(TM)            Colirest(TM)          Hematrol(TM)         Thrombospondin
                                                                                                 Technology
   ---------------------------------------------------------------------------------------------------------------
C  Braintree             Schwarz Pharma Inc.    AstraZeneca plc       Immune Response       Boston Life
o  Laboratories,  Inc.                                                Corporation           Sciences, Inc.
m  ---------------------------------------------------------------------------------------------------------------
p  C.B. Fleet Company,                          Salix                 Autoimmune, Inc.      Entremed, Inc.
e  Inc.                                         Pharmaceuticals,
                                                Ltd
t  ---------------------------------------------------------------------------------------------------------------
i  Schwarz Pharma Inc.                          IDEC                  NABI                  Human Genome
t                                               Pharmaceuticals                             Sciences, Inc.
o                                               Corporation
r  ---------------------------------------------------------------------------------------------------------------
s                                               Proctor & Gamble
                                                Pharmaceuticals
   ---------------------------------------------------------------------------------------------------------------
                                                Solvay S.A.
   ---------------------------------------------------------------------------------------------------------------
                                                Centocor, Inc.
                                                (Johnson & Johnson)
   ---------------------------------------------------------------------------------------------------------------
                                                Shire
                                                Pharmaceuticals
                                                Group plc
   ---------------------------------------------------------------------------------------------------------------

         The financial strength of competitors is particularly important in the pharmaceutical industry, where technological innovations occur rapidly. These technological innovations can dramatically affect the price and effectiveness of a product line and they can render a competing product line obsolete. Our competitors that have strong financial resources may develop competitive products that are cheaper and more effective than our products. These competitive products may render our products unmarketable or non-competitive. Even if our competitors do not develop better and more cost effective products, they may manufacture and market their products more successfully than us. Therefore, our competitors may capture all or a large segment of our market, severely restricting our ability to achieve a profitable level of product sales.

         In addition to our competitors in the pharmaceutical industry, colleges and universities, hospitals, government agencies and other research organizations are conducting research and seeking patent protection for a variety of products which may compete with our products. Any of these organizations could develop products which could render our products obsolete or non-competitive.

Risks relating to financing our business

If we do not obtain debt financing or additional capital in the future, then we may not be able to continue our operations beyond December 31, 2001.

         We need additional capital to develop, manufacture and market our product and proposed products. Specifically, we will spend funds for the following:

         o Researching and developing our proposed products, including participating in human clinical trials and animal studies conducted before clinical trials;
         o   Seeking necessary approvals from the government;
         o   Developing manufacturing and distribution capabilities; and
         o   Funding our growth as a company.

         We believe that our current capital resources will fund our operations through December 31, 2001. Our future capital requirements will depend on a variety of factors. For example, if we experience continued progress in our research and development activities, or if we determine that it is necessary to prosecute and enforce our patents, we will require additional capital. In addition, our current and future marketing activities will affect our future capital requirements. Because we have no experience in marketing our products, we have no experience in predicting how much capital will be necessary to successfully complete our marketing plans. If we fail to accurately predict our future capital requirements, we may be unable to continue our operations.

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

Risks related to ongoing operations

If we do not have adequate insurance for product liability claims, we may be subject to significant expenses relating to these claims.

         We are subject to significant product liability risks relating to the testing, manufacturing and sale of the products we are developing. These risks include:

         o Our products could cause undesirable side effects or injury when sold;
         o Our proposed products could cause undesirable side effects or injury during clinical trials; or
         o We may agree to reimburse others that incur liability relating to our product.

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

Risks relating to product manufacturing and sales

If we do not develop and maintain relationships with manufacturers, then we may not successfully manufacture and sell our products.

         We do not possess the capabilities, resources or facilities to manufacture our product and any of our proposed products. We must contract with manufacturers to produce our product and proposed products according to government regulations. Our future development and delivery of our products on a timely, profitable and competitive basis depends on the performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our proposed products. We may fail to contract with the necessary manufacturers or we may contract with manufacturers on terms which may not be entirely acceptable to us.

         Manufacturers may utilize their own technology, our technology or technology obtained from others in developing a manufacturing process for our products. We may pay a fee to the manufacturer if we utilize the manufacturing process that the manufacturer has developed or if we seek a third party to participate in the development process.

         We have contracted with Mallinckrodt, Inc., a commercial supplier of pharmaceutical chemicals to supply us with active pharmaceutical ingredients of mainly monobasic and dibasic sodium phosphate, which comprises a significant portion of the Visicol(TM) tablet in a manner that meets FDA requirements. The FDA has approved the manufacturing process for these active ingredients, but the DMF for the sodium phosphate is only for one location at Mallinckrodt. If this location were to shut down for any reason, a delay in the delivery of our active pharmaceutical ingredients would occur and could impact future sales of Visicol(TM). We are currently discussing with Mallinckrodt the possibility of submitting a DMF with the FDA for another Mallinckrodt facility in order to minimize this risk.

         We have contracted with Pharmaceutical Manufacturing Research Services, Inc. (PMRS), a manufacturing development company, to supply commercial quantities of Visicol(TM) in a manner which meets FDA requirements. The FDA has approved the manufacturing processes of PMRS. Standards set by the FDA must be maintained at all times, since the failure to do so could result in the loss of "approved status" at PMRS. Any such loss would have a significant negative impact on us since we do not have an approved secondary manufacturer for Visicol(TM). We are currently seeking an appropriate secondary manufacturer of Visicol(TM) and an appropriate manufacturer to produce Colirest(TM), Hematrol(TM) and other proposed products.

         PMRS has contracted with a packaging facility to package Visicol(TM) on their behalf. This facility has been FDA approved for the packaging of Visicol(TM). Any subsequent switch to a new package facility could cause a delay in the delivery of Visicol(TM) to our distributors.

If we do not develop and maintain either internal or external marketing distribution capabilities, then we may not successfully sell our products.

         We have marketed, distributed and sold one pharmaceutical product under the InKine name for a limited time. We plan to rely significantly on sales, marketing and distribution arrangements with third parties for Visicol(TM) and other products we are developing. We have contracted with Innovex to sell Visicol(TM) and other products we designate in the future. Innovex will promote the products to certain targeted physicians located throughout the United States. As a compliment to our Innovex sales force, we have entered into a co-promotion agreement with P&GP to sell and promote Visicol(TM) through their experienced gastrointestinal sales force. We have also contracted with Integrated Commercialization Solutions, Inc. to act as our exclusive outsourcing supplier for warehousing and distribution of Visicol(TM) and other products we designate in the future in the United States and Guam. ICS's distribution responsibilities include invoicing, accounts receivable, customer service, order process management and chargebacks management.

         The contracts expire after a fixed period of time. If they are not renewed or if we do not enter into new collaboration agreements, our revenues will be reduced and our products may not be sold. Although we believe our collaborators have an economic motivation to succeed in performing their contractual responsibilities, we have limited or no control over the resources that any collaborator may devote to our products. Any of our collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not devote sufficient resources to the marketing, sale or distribution of other products. If any of these events occur, we may not be able to commercialize our products.

         If in the future we determine to perform sales, marketing and distribution functions ourselves, we would face a number of additional risks, including:

         o we may not be able to attract and build a significant marketing or sales force;
         o the cost of establishing a marketing or sales force may not be justifiable in light of any product revenues; and
         o   our direct sales and marketing efforts may not be successful.

If we do not receive adequate reimbursement from the government, managed care organizations and private insurance plans, then some patients may be unable or unwilling to purchase our products and we will achieve less revenue from product sales.

         Successful sales of our products in the United States and other countries depend on the availability of adequate reimbursement from the government, managed care organizations and private insurance plans. Pharmaceutical companies often use reimbursement as the basis for determining their sales. In the pharmaceutical industry, unlike other consumer product industries, insurance companies, including managed care organizations, often pay drug manufacturers and distributors directly for their products. In fact, pharmaceutical companies make a majority of their sales to insurance companies and not to consumers. These organizations provide for reimbursement only after considering a number of factors, including product features such as safety, medical necessity, cost and the experimental nature of the product. We will spend significant amounts of time and other resources to obtain reimbursement for our products. The organizations that provide reimbursement routinely limit reimbursement and attempt to exert significant pressure on medical suppliers to lower their prices. Visicol(TM) is premium priced compared to its competitors. We do not know what impact, if any at all, this will have on the reimbursement for Visicol(TM) by these third party payers.

         We cannot predict the amounts or reliability of reimbursement because reimbursement for pharmaceutical products incorporating new technology is historically unpredictable in the pharmaceutical industry. Additionally, reimbursement varies from country to country. We do not know whether our products will qualify for reimbursement from domestic or foreign reimbursement sources.

Our products, including Visicol(TM), even if approved by the FDA or foreign regulatory agencies, may not be accepted by hospitals, insurers or patients.

         If any of our products, including Visicol(TM), fail to achieve market acceptance, our ability to become profitable in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy and cost effectiveness. In addition, market acceptance depends on the effectiveness of our marketing strategy and the availability of reimbursement for our products.

Risks relating to intellectual property

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

         In 1997, the U.S. Patent and Trademark Office issued a patent covering the use of Visicol(TM) as a colonic cleansing agent or as a laxative. In December 2000, the U.S. Patent and Trademark Office issued to us a patent for numerous solid-dose colonic cleansing agents. We have also filed applications for Visicol(TM) under the Patent Cooperation Treaty which designate Europe and Canada.

         One of our products, Hematrol(TM) (within the Fc Receptor Technology), is not patentable for use in ITP. Instead of a patent, we will receive protection based on the recent FDA designation of Orphan Drug Status for ITP, which means the FDA has determined that the number of people affected by the disease to be treated by the drug is less than 200,000, and that having numerous companies compete for the market is unrealistic and likely to harm, rather than help, prospective users of the product. Since we have received this designation, we will have an exclusive right to sell Hematrol(TM) for ITP for seven years after development is complete. In October of 1999, we filed a U.S. patent application to treat inflammatory bowel disease with Colirest(TM) and other similar compounds. The U.S. Patent and Trademark Office has not yet issued this patent.

         Patents or patent applications are pending for our TSP-1 peptide and angiocidin, two of the Thrombospondin Technology compounds. The area of cancer technology is complex and the patents covering our TSP-1 peptide and angiocidin may not be adequate.

         We have also obtained the rights to foreign patents, and intend to apply for additional foreign patents, for other products and technologies. Competitors could challenge or develop around the patents, or the scope of the patents may not be adequate to protect the patented product from competitors. The commercial success of our products will also depend upon our ability to make sure the products do not infringe on patents issued to competitors. We have not conducted a search to determine if there are any patents similar to those covering Visicol(TM), Hematrol(TM), Colirest(TM) or the TSP-1 peptide and angiocidin.

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

Risks related to our common stock outstanding

If the holders of our outstanding options and warrants exercise such options and warrants, then the market price of the common stock may drop.

         We have a total of approximately 7.3 million options and warrants outstanding at December 31, 2000. Options and warrants give the holder the right to purchase shares of a company's stock in the future for a predetermined price which may or may not be below the current market value of such company's stock at the time the option or warrant is exercised. In addition, we can issue an additional 1.7 million options pursuant to our option plans. To date, option and warrant holders have exercised approximately 5.9 million options and warrants in the aggregate at prices ranging from $0.50 to $2.16. We believe that option holders and warrant holders may exercise options and warrants when we are able to obtain additional financing on more favorable terms. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop.

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

         The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, the number of our shares theoretically available for sale in any one day is approximately 34,000,000 shares and our average daily trading volume for the twelve-month period ended December 31, 2000 has been approximately 584,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.


EMPLOYEES

         As of December 31, 2000, we had 19 full-time employees. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

ITEM 2. PROPERTIES.

         We occupy an aggregate of approximately 8,000 square feet of space in Blue Bell, Pennsylvania, which is used as office space. We lease this space pursuant to a lease expiring in November 2005, which provides for minimum annual rent payments of approximately $202,000 for the remaining term of the lease.

ITEM 3. LEGAL PROCEEDINGS.

         We are not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of shareholders was held on November 6, 2000. At this meeting, shareholders of the Company:

         (i) Approved the election of six (6) directors.

         The number of votes cast for, and withheld from, each nominee is set forth below.

                                                 For       Withheld
                                                 ---       --------

         Leonard S. Jacob, M.D., Ph.D.        28,448,836    471,339
         J.R. LeShufy                         28,484,886    435,349
         Steven B. Ratoff                     28,491,111    429,124
         Thomas P. Stagnaro                   28,491,661    428,574
         Robert A. Vukovich, Ph.D.            28,484,861    435,374
         Jerry A. Weisbach, Ph.D.             28,421,492    498,743

         (ii) Approved an amendment to the InKine Pharmaceutical Company, Inc. 1999 Equity Compensation Plan to increase the number of shares of Common Stock available for distribution thereunder from 1,000,000 to 2,500,000 shares.

                      For               Against            Abstain
                      ---               -------            -------
                  26,670,267           2,024,835           225,133

         (iii) Ratified the election of KPMG, LLP as independent auditors of the Company

                      For               Against            Abstain
                      ---               -------            -------
                  28,790,322             35,785             94,128

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Our common stock currently trades on the Nasdaq National Market under the symbol INKP. The quarterly range of high and low closing sales prices of our common stock, as reported on the Nasdaq Stock Market, are shown below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Six-Month Period Ended December 31, 2000         High            Low
         ----------------------------------------         ----            ---
         1st Quarter.................................... $10.75          $5.00
         2nd Quarter.................................... $ 9.88          $5.81

         Year Ended June 30, 2000                         High            Low
         ------------------------                         ----            ---
         1st Quarter....................................  $2.19          $1.56
         2nd Quarter....................................  $3.19          $1.50
         3rd Quarter.................................... $10.00          $3.06
         4th Quarter....................................  $6.28          $3.81

         Year Ended June 30, 1999                         High            Low
         ------------------------                         ----            ---
         1st Quarter....................................  $1.75          $0.88
         2nd Quarter....................................  $1.78          $0.84
         3rd Quarter....................................  $2.00          $1.06
         4th Quarter....................................  $1.88          $1.13


Dividends

         We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

         At March 21, 2001 there were approximately 300 shareholders of record and approximately 19,000 beneficial holders of our Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our financial statements included herein (amounts expressed in thousands, except per share amounts).

                                             Six-Months Ended
                                               December 31,                        Year Ended June 30,
                                           --------------------    --------------------------------------------------
                                              2000        1999       2000        1999      1998      1997       1996
                                              ----        ----       ----        ----      ----      ----       ----
                                                       (unaudited)
Statement of Operations Data:
   Cost and expenses:
     Research and development:
       Research and development...........$   2,212    $  3,395   $  5,731   $  6,565   $  2,270  $    743   $    644
       Performance based stock expense....    4,848         ---        ---        ---        ---       ---        ---
       Purchased research and development.      ---         ---        ---        ---      3,952       ---        ---
     Sales and marketing:
       Sales and marketing................    1,410         ---        ---        ---        ---       ---        ---
       Performance based stock expense....       47         ---        ---        ---        ---       ---        ---
     General and administrative:
       General and administrative.........    2,740       1,897      3,506      3,593      3,782     1,011        812
       Performance based stock expense....    1,160         ---        ---        ---        ---       ---        ---
       Separation agreement and accelerated
         vesting of options...............      ---         835        835        ---        ---       ---        ---
                                            -------    --------   --------   --------   --------  --------   --------
   Loss from operations...................  (12,417)     (6,127)   (10,072)   (10,158)   (10,004)   (1,754)    (1,456)
   Interest income........................      471         144        399        525        515       104        239
   Interest expense.......................       (9)        ---        (39)       ---        ---       ---        ---
                                            -------    --------   --------   --------   --------  --------   --------

   Net loss...............................$ (11,955)   $ (5,983)  $ (9,712)  $ (9,633)  $ (9,489) $ (1,650)  $ (1,217)
                                          =========    ========   ========   ========   ========  ========   ========

   Net loss per share - basic and diluted.$   (0.36)   $  (0.24)  $  (0.36)  $  (0.42)  $  (0.60) $  (0.51)  $  (0.38)
                                          =========    ========   ========   ========   ========  ========   ========

   Weighted average shares outstanding -
     basic and diluted....................   33,254      24,678     27,300     22,762     15,783     3,260      3,231

                                            As of December 31,                        As of June 30,
                                           --------------------    --------------------------------------------------
                                              2000        1999       2000        1999      1998      1997       1996
                                              ----        ----       ----        ----      ----      ----       ----
                                                       (unaudited)
Balance Sheet Data:
   Cash and investments...................$  11,520    $  6,041   $ 16,025   $  6,862   $ 12,962  $  1,176   $  3,057
   Total assets...........................   13,400       6,403     16,435      7,162     13,366     1,785      3,192
   Total liabilities......................    2,375       1,525      1,561      1,449        246       188        212
   Accumulated deficit....................  (44,782)    (29,098)   (32,827)   (23,115)   (13,482)   (3,993)    (2,342)
   Shareholders' equity...................   11,025       4,878     14,874      5,713     13,120     1,597      2,980

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

General

         We are a biopharmaceutical company engaged in the research, development and commercialization of products that may be used in the diagnosis and treatment of cancer and autoimmune diseases. We pursue these objectives through a technology platform consisting of the Fc Receptor Technology, the Thrombospondin Technology and Visicol(TM). We acquired these technologies in 1997. See Note 3 of the Notes to Financial Statements.

         We have not generated any sales revenue during the period from our commencement of operations in 1993 through December 31, 2000. We have funded operations primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since our inception, and expect to incur additional losses in the near future. We expect that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At December 31, 2000, our accumulated deficit was approximately $45 million.

Results of Operations

Comparison of the Six-Months Ended December 31, 2000 and 1999

         We incurred losses of $11,955,000, and $5,983,000 for the six-month periods ended December 31, 2000 and 1999, respectively. The basic and diluted per share loss was $0.36 and $0.24 for the six-months ended December 31, 2000 and 1999, respectively. Losses are expected to continue in the forthcoming year as we continue to develop the Thrombospondin Technology and Fc Receptor Technology, and also incur significant commercialization costs of Visicol(TM) and IBStat(TM).

         Research and development for the six-months ended December 31, 2000 and 1999 was $2,212,000 and $3,395,000, respectively. The decrease was the result of decreased development costs associated with Visicol(TM) partially offset by costs associated with the Phase II clinical trials of Colirest(TM) in Crohn's disease and ulcerative colitis. Continuing research and development expenses associated with Visicol(TM) will include costs to direct Phase IV marketing studies and manufacturing activities geared towards reducing the cost of Visicol(TM). We will continue to fund the Fc Receptor Technology and development activities of the Thrombospondin Technology. Substantial resources will continue to be expended on the clinical trials for Hematrol(TM) and Colirest(TM).

         Sales and marketing costs of $1,410,000 were incurred for the six-month period ended December 31, 2000, as compared with no sales and marketing costs for the same period a year ago. The increase is the result of new personnel and marketing activities associated with Visicol(TM). Sales and marketing costs are expected to increase substantially in 2001 as a result of the Company's product launch of Visicol(TM).

         General and administrative expenses were $2,740,000 and $1,897,000 for the six-months ended December 31, 2000 and 1999, respectively. The $843,000 increase is principally attributable to personnel additions, increased spending on public and investor relations and overall expanded operations resulting from the launch of Visicol(TM). General and administrative expenses will continue to increase with the addition of other administrative personnel and an expanded scale of operations associated with the development of multiple technologies. Included in general and administrative expenses is amortization of options and restricted stock of $707,000 and $1,829,000 for the six-month periods ended December 31, 2000 and 1999, respectively.

         The Company incurred a $6,055,000 performance based stock charge related to research and development, sales and marketing, and general and administrative acitvities during the six-month period ended December 31, 2000 compared to no such charge for the comparable period a year ago. This non-cash charge was attributable to the attainment of a previously set milestone of FDA approval of Visicol(TM), which triggered the vesting of options and restricted stock awards granted in connection with the Company's equity compensation plans.

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

         The $327,000 increase in interest income is the result of increased average cash and investment balances for the six-months ended December 31, 2000 compared to the same period a year ago. The increase in average cash, cash equivalent and investment balances are due to the receipt of net proceeds of $9,900,000 from a private placement of common stock in May 2000.

         The Company incurred interest expense of $9,000 and $0 for the six-months ended December 31, 2000 and 1999, respectively. The increase is the result of the Company securing a line of credit in December 1999.

Comparison of the Years Ended June 30, 2000, 1999 and 1998

         We incurred losses of $9,712,000, $9,633,000 and $9,489,000, for the years ended June 30, 2000, 1999 and 1998, respectively. We expect to incur additional losses in the foreseeable future. The basic and diluted per share loss was $0.36, $0.42 and $0.60, for the years ended June 30, 2000, 1999 and 1998, respectively.

         Research and development expenses fluctuated on an annual basis from fiscal year ended June 30, 1998 through fiscal year ended June 30, 2000 due to changes in manufacturing development expenses and clinical and preclinical testing costs associated with Visicol(TM), Hematrol(TM), Colirest(TM) and the Thrombospondin program. The decrease in research and development expenses from fiscal year ended June 30, 1999 to fiscal year ended June 30, 2000 of $834,000 is principally due to the reduction in clinical development costs being partially offset by increases in costs associated with manufacturing development and NDA submission costs for Visicol(TM). The increase in research and development expenses from fiscal year ended June 30,1998 to fiscal year ended June 30, 1999 of $4,295,000 was principally due to conducting a Phase I, Phase IIb dose ranging and Phase III clinical trial of Visicol(TM) along with manufacturing costs associated with Visicol(TM).

         Purchased research and development amounted to $3,952,000 for the year ended June 30, 1998 as a result of our acquisition of the Fc Receptor Technology and the Thrombospondin Technology in November 1997, along with additional costs associated with the earlier purchase of Visicol(TM) in fiscal year ended June 30, 1997. A majority of the purchase price ($2,742,000) was a non-cash charge to earnings related to the issuance of Common Stock and options for the technologies.

         General and administrative expenses amounted to $3,506,000, $3,593,000 and $3,782,000 for the years ended June 30, 2000, 1999 and 1998 respectively. The decrease in general and administrative expenses from fiscal year ended June 30, 1999 to fiscal year ended June 30, 2000 was due to reduced amortization of deferred compensation from options previously granted to certain executive officers of $1,273,000 in fiscal year ended June 30, 2000, as compared to $1,616,000 for the same period a year ago. This decrease was offset by an increase in marketing costs and an increase in head count in fiscal year ended June 30, 2000. The decrease in general and administrative expenses in fiscal year ended June 30, 1999 versus fiscal year ended June 30, 1998 is due to reduced amortization of options in connection with our restructuring in fiscal year ended June 30, 1998.

         A one-time charge resulted from a separation agreement with the former President and Chief Operating Officer due to his resignation from the Company in November 1999. His employment contract provided for certain benefits upon resignation prior to the completion of the terms of the contract. The contract required the immediate vesting of all outstanding unvested options, which resulted in a non-cash charge of $535,000 and the continuation of his salary and other benefits for a period of several months. This resulted in an additional charge of approximately $300,000.

         The decrease in interest income of $126,000 from fiscal year ended June 30, 1999 to fiscal year ended June 30, 2000 was due to earnings on a lower investment balance as compared to the previous year, partially offset by an increase in the effective interest rate earned during 2000. The increase in interest income in the year ended June 30, 1999 as compared to the year ended June 30, 1998 is principally due to the earnings on an increased investment balance.

Liquidity and Capital Resources

         At December 31, 2000, we had cash, cash equivalents and investments of $11,520,000. Cash and cash equivalents is comprised primarily of the proceeds from a private placement of common stock of approximately $9,900,000 in May, 2000. In order to preserve principal and maintain liquidity, our funds are invested in U.S. Government obligations and other secured short-term investments.

         We believe that our financial resources are adequate for our operations for at least through December 31, 2001. Our future capital requirements will depend on numerous factors which cannot be quantified and many of which we cannot control, including sales level of Visicol(TM), sales and marketing costs to promote Visicol(TM), continued progress in our research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing scaleup, and licensing or acquisition activity. We may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

         We plan to expend additional resources in 2001 in connection with the expansion and internalization of our commercial activities surrounding Visicol(TM). We anticipate incurring additional losses in the near future, as we expand our commercialization activities relating to Visicol(TM), and research and development activities relating to the Thrombospondin Technology and Fc Receptor Technology. To achieve profitability, we alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

New Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depend on the intended use of the derivative and the resulting designation. This Statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on the Company's earnings or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

         The information required by this item is set forth beginning on pages F-1 through F-21 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2001 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2001 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2001 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2001 Annual Meeting of Shareholders.

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

         None

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

Exhibit No.       Title
-----------       -----

3.1               Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.2               By-laws. (Exhibit 3.2)(2)

4.3 Form of Common Stock Purchase Warrant (In accordance with Item 601 of Regulation S-K, similar warrants granted to the selling shareholders have not been filed because they are identical in all material respects except for the number of warrants granted to each selling shareholder.) (Exhibit 4.3) (9)

4.4 Common Stock Purchase Warrant, dated May 5, 2000, granted to the placement agent, Leerink, Swann, Garrity, Sollami, Yaffe & Wynn, Inc. (Exhibit 4.2) (10)

10.1 Agreement and Plan of Reorganization among Panax Pharmaceutical Company, Ltd., CorBec Pharmaceuticals, Inc. and certain Security Holders of CorBec Pharmaceuticals, Inc., dated October 31, 1997. (Exhibit 10.1)(1)

10.3 Stock Purchase Agreement by and between Panax Pharmaceutical Company, Ltd. and Leonard S. Jacob dated September 3, 1997. (Exhibit 10.3)(1)

10.4 Employment Agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, dated November 6, 1997. (Exhibit 10.4)(1)

10.5 Employment Agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November 2, 1998. (Exhibit 10.6) (8)

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

10.9 Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.9)(1)

10.10             Stock Option Plan, as amended.  (Exhibit 99)(3)

10.11             1997 Consultant Stock Option Plan.  (Exhibit 99)(4)

10.12             Form of Stock Option Agreement. (Exhibit 10(b))(5)

10.13             License Agreement with ALW Partnership. (Exhibit 10(1))(6)

10.14             Form of Option granted to Partners of ALW Partnership.
                  (Exhibit 10(n))(6)

10.15 Amendment to Employment Agreement, dated November 4, 1999, between the Company and Leonard S. Jacob. (Exhibit 10.18) (7)

10.16 Severance Agreement, dated November 3, 1999, between the Company and Taffy J. Williams. (Exhibit 10.19) (7)

10.17             1999 Equity Compensation Plan (11)

23*               Consent of KPMG LLP.

-------------------

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

(2) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, with the Securities and Exchange Commission.

(3)               Filed as an Exhibit to InKine's Form S-8 (SEC File No.
                  333-58063), dated June 29, 1998, with the Securities and Exchange Commission.

(4) Filed as Exhibit to InKine's Form S-8 (SEC File No. 333-58065) dated June 29, 1998, with the Securities and Exchange Commission.

(5) Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1995, with the Securities and Exchange Commission.

(6) Filed as an Exhibit to InKine's Current Report on Form 8-K dated February 14, 1997, with the Securities and Exchange Commission.

(7) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, with the Securities and Exchange Commission.

(8) Filed as an Exhibit to InKine's Annual Report on Form 10-K for the year ended June 30, 1999, with the Securities and Exchange Commission.

(9)               Filed as an Exhibit to InKine's Form S-3 (SEC File No.
                  333-89365), dated October 21, 1999, with the Securities and Exchange Commission.

(10)              Filed as an Exhibit to InKine's Form S-3 (SEC File No.
                  333-37254), dated May 17, 2000, with the Securities and Exchange Commission.

(11)              Filed as an Exhibit to InKine's Form S-8 (SEC File No.
                  333-47088) dated September 29, 2000, with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INKINE PHARMACEUTICAL COMPANY, INC.

Date: March 27, 2001         By: /s/Leonard S. Jacob, M.D., Ph.D.
                                ---------------------------------
                                Leonard S. Jacob, M.D., Ph.D.
                                Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                               Title                                 Date
          ---------                               -----                                 ----
/s/ Leonard S. Jacob, M.D., Ph.D.                 Chairman and Chief                March 27, 2001
------------------------------------------        Executive Officer and
Leonard S. Jacob,  M.D., Ph.D.                    Director


/s/ Robert F. Apple                               Sr. Vice President and            March 27, 2001
------------------------------------------        Chief Financial Officer
Robert F. Apple                                   (principal financial and
                                                  accounting officer)


/s/ J. R. LeShufy                                 Director                          March 27, 2001
------------------------------------------
J. R. LeShufy

/s/ Steven B. Ratoff                              Director                          March 27, 2001
------------------------------------------
Steven B. Ratoff

/s/ Thomas P. Stagnaro                            Director                          March 27, 2001
------------------------------------------
Thomas P. Stagnaro

/s/ Robert A. Vukovich, Ph.D.                     Director                          March 27, 2001
------------------------------------------
Robert A. Vukovich, Ph.D.

/s/ Jerry Weisbach, Ph.D.                         Director                          March 27, 2001
------------------------------------------
Jerry Weisbach, Ph.D.


                       INKINE PHARMACEUTICAL COMPANY, INC.


                                TABLE OF CONTENTS


                         PART II - FINANCIAL INFORMATION


                                                                         Page
                                                                         ----

Independent Auditors' Report .........................................    F-2


Balance Sheets........................................................    F-3


Statements of Operations..............................................    F-4


Statements of Changes in Shareholders' Equity.........................    F-5


Statements of Cash Flows..............................................    F-6


Notes to Financial Statements.........................................    F-7

                          Independent Auditors' Report



The Board of Directors and Shareholders
InKine Pharmaceutical Company, Inc.


We have audited the accompanying balance sheets of InKine Pharmaceutical Company, Inc. as of December 31, 2000 and June 30, 2000 and the related statements of operations, shareholders' equity and cash flows for the six-month period ended December 31, 2000 and for each of the years in the three year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InKine Pharmaceutical Company, Inc. as of December 31, 2000 and June 30, 2000, and the results of its operations and its cash flows for the six-month period ended December 31, 2000 and each of the years in the three year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                                             /s/ KPMG LLP



Philadelphia, Pennsylvania
January 26, 2001

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS
                                 (in thousands)

                                                                               December 31,           June 30,
                                                                               ------------           --------
                                                                                   2000                 2000
                                                                                   ----                 ----
     ASSETS

Current assets:
     Cash and cash equivalents ..........................................        $  2,240             $  5,629
     Short-term investments .............................................           9,280               10,396
     Inventory...........................................................             686                  ---
     Prepaid expenses and other current assets ..........................              34                   78
                                                                                 --------             --------
         Total current assets ...........................................          12,240               16,103

Deposits ................................................................             709                  ---
Fixed assets, net .......................................................             451                  332
                                                                                 --------             --------
         Total assets ...................................................        $ 13,400             $ 16,435
                                                                                 ========             ========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses...............................          $  623               $  540
     Line of credit......................................................           1,752                1,021
                                                                                 --------             --------
         Total current liabilities.......................................           2,375                1,561

Commitments, contingencies and other matters.............................

Shareholders' equity:
     Preferred stock, $.0001 par value; authorized 5,000,000 shares;
         none issued and outstanding.....................................             ---                  ---
     Common stock, $.0001 par value; authorized 50,000,000 shares;
         issued 33,740,802 and 32,694,777 shares respectively............               3                    3
     Less: common stock held in treasury (16,515 shares) ................             (37)                 (37)
     Additional paid-in capital..........................................          56,692               48,218
     Deferred compensation...............................................            (851)                (473)
     Unrealized loss on investments .....................................             ---                  (10)
     Accumulated deficit.................................................         (44,782)             (32,827)
                                                                                 --------             --------

         Total shareholders' equity .....................................          11,025               14,874
                                                                                 --------             --------

         Total liabilities and shareholders' equity .....................        $ 13,400             $ 16,435
                                                                                 ========             ========

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Six-Month
                                                    Period Ended
                                                    December 31,                 Years Ended June 30,
                                                  -----------------    ------------------------------------------
                                                       2000                2000          1999           1998
                                                       ----                ----          ----           ----
Costs and expenses:
   Research and development:
     Research and development...................   $   2,212            $  5,731      $  6,565       $  2,270
     Performance based stock expense............       4,848                 ---           ---            ---
     Purchased research and development.........         ---                 ---           ---          3,952

   Sales and marketing:
     Sales and marketing........................       1,410                 ---           ---            ---
     Performance based stock expense............          47                 ---           ---            ---

   General and administrative:
     General and administrative.................       2,740               3,506         3,593          3,782
     Performance based stock expense............       1,160                 ---           ---            ---
     Separation agreement and accelerated
       vesting of options.......................         ---                 835           ---            ---
                                                   ---------            --------      --------       --------

Loss from operations............................     (12,417)            (10,072)      (10,158)       (10,004)

Interest income.................................         471                 399           525            515
Interest expense................................          (9)                (39)          ---            ---
                                                   ---------            --------      --------       --------

Net loss .......................................   $ (11,955)           $ (9,712)     $ (9,633)      $ (9,489)
                                                   =========            ========      ========      =========

Net loss per share - basic and diluted..........   $   (0.36)           $  (0.36)     $  (0.42)      $  (0.60)

Weighted average shares
    outstanding - basic and diluted.............      33,254              27,300        22,762         15,783

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                                        Unrealized
                                         Common Stock      Additional                                                    Gain(Loss)
                                     ------------------     Paid-In     Deferred    Accumulated       Treasury Stock        on
                                     Shares      Amount     Capital   Compensation    Deficit        Shares    Amount   Investments
                                     ------      ------     -------   ------------    -------        ------    ------   -----------
Balance - June 30, 1997                3,374     $  ---     $ 5,760    $  (133)      $ (3,993)         (17)    $ (37)     $   ---
Common stock issued pursuant to
  private placement                   18,448          2      15,803
Fair value of shares issued pursuant
  to purchased research and
  development                            875        ---       2,742
Value of option and warrants granted                          6,628     (6,628)
Proceeds from options                     23        ---          21
Amortization of deferred compensation                                    2,441
Unrealized gain on investments                                                                                                  3
Net Loss                                                                               (9,489)
                                      ------     ------     -------    -------       --------        -----     -----      -------
Balance - June 30, 1998               22,720     $    2     $30,954    $(4,320)      $(13,482)         (17)    $ (37)     $     3
Value of option and warrants granted                            122       (122)
Proceeds from options and warrants       397        ---         351
Amortization of deferred compensation                                    1,882
Unrealized loss on investments                                                                                                 (7)
Net Loss                                                                             (9,633)
                                      ------     ------     -------    -------       --------        -----     -----      -------
Balance - June 30, 1999               23,117     $    2     $31,427    $(2,560)      $(23,115)         (17)    $ (37)     $    (4)
Common stock issued pursuant to
  private placement                    5,147          1      12,649
Value of option and warrants granted                            320       (320)
Proceeds from options and warrants     4,431        ---       3,822
Amortization of deferred compensation                                    2,407
Unrealized loss on investments                                                                                                 (6)
Net Loss                                                                               (9,712)
                                      ------     ------     -------    -------       --------        -----     -----      -------
Balance - June 30, 2000               32,695     $    3     $48,218    $  (473)      $(32,827)         (17)    $ (37)     $   (10)
Value of option and warrants granted                          7,600     (7,600)
Proceeds from options and warrants       927        ---         874
Vesting of restricted stock              119
Amortization of deferred compensation                                    7,222
Unrealized gain on investments                                                                                                 10
Net Loss                                                                              (11,955)
                                      ------     ------     -------    -------       --------        -----     -----      -------
Balance - December 31, 2000           33,741     $    3     $56,692    $  (851)      $(44,782)         (17)    $ (37)     $   ---
                                      ======     ======     =======    =======       ========        =====     =====      =======

                                                  Total
                                               Shareholders
                                                  Equity
                                               (Deficiency)
                                               ------------
Balance - June 30, 1997                           $ 1,597
Common stock issued pursuant to
  private placement                                15,805
Fair value of shares issued pursuant
  to purchased research and
  development                                       2,742
Value of option and warrants granted                  ---
Proceeds from options                                  21
Amortization of deferred compensation               2,441
Unrealized gain on investments                          3
Net Loss                                           (9,489)
                                                  -------
Balance - June 30, 1998                           $13,120
Value of option and warrants granted                  ---
Proceeds from options and warrants                    351
Amortization of deferred compensation               1,882
Unrealized loss on investments                         (7)
Net Loss                                           (9,633)
                                                  -------
Balance - June 30, 1999                           $ 5,713
Common stock issued pursuant to
  private placement                                12,650
Value of option and warrants granted                  ---
Proceeds from options and warrants                  3,822
Amortization of deferred compensation               2,407
Unrealized loss on investments                         (6)
Net Loss                                           (9,712)
                                                  -------
Balance - June 30, 2000                           $14,874
Value of option and warrants granted                  ---
Proceeds from options and warrants                    874
Vesting of restricted stock
Amortization of deferred compensation               7,222
Unrealized gain on investments                         10
Net Loss                                          (11,955)
                                                  -------
Balance - December 31, 2000                       $11,025
                                                  =======

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Six-Month
                                                         Period Ended
                                                         December 31,                 Years Ended June 30,
                                                       -----------------    -----------------------------------------
                                                            2000                 2000          1999          1998
                                                            ----                 ----          ----          ----
Cash flows from operating activities:
   Net loss ..........................................  $ (11,955)            $ (9,712)      $ (9,633)     $ (9,489)

   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation ....................................         63                   99             59            54
     Amortization of deferred compensation ...........      1,167                2,407          1,882         2,441
     Performance based stock expense .................      6,055                  ---            ---           ---
     Purchased research and development ..............        ---                  ---            ---         2,742
   Changes in operating assets and liabilities:
     (Increase) in inventory .........................       (686)                 ---            ---           ---
     (Increase) decrease in prepaid expenses
         and other assets ............................       (665)                  22            114           (89)

     Increase (decrease) in accounts payable and
         accrued expenses ............................         83                 (909)         1,203            58
                                                         --------             --------       --------      --------
Net cash used in operating activities.................     (5,938)              (8,093)        (6,375)       (4,283)


Cash flows from investing activities:
     Purchases of investments ........................     (4,774)             (14,446)       (10,968)      (14,318)
     Proceeds from maturities and sales of investments      5,900                8,938         17,914         3,699
     Deferred acquisition costs ......................        ---                  ---            ---            84
     Capital expenditures ............................       (182)                (231)           (69)         (214)
                                                         --------             --------       --------      --------
Net cash provided by (used in) investing activities...        944               (5,739)         6,877       (10,749)

Cash flows from financing activities:
    Proceeds from sale of stock and exercise of
         options and warrants - net of expenses ......        874               16,472            351        15,826
     Net borrowings on line of credit ................        731                1,021            ---           ---
     Deferred offering costs .........................        ---                  ---            ---           220
                                                         --------             --------       --------      --------
Net cash provided by financing activities ............      1,605               17,493            351        16,046

Net increase in cash and cash equivalents ............     (3,389)               3,661            853         1,014


Cash and cash equivalents - beginning of period ......      5,629                1,968          1,115           101
                                                         --------             --------       --------      --------
Cash and cash equivalents - end of period ............   $  2,240             $  5,629       $  1,968      $  1,115
                                                         ========             ========       ========      ========

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  The Company:

    InKine Pharmaceutical Company, Inc. (the "Company") is a biopharmaceutical company which was incorporated in July 1993. The Company's lead product, Visicol(TM), was approved by the United States Food and Drug Administration
(FDA) in September 2000, and is the first and only tablet purgative preparation indicated for bowel cleansing prior to colonoscopy. The Company's portfolio also includes late-stage product candidates Hematrol(TM) and Colirest(TM), steroid molecules for the treatment of idiopathic thrombocytopenic purpura (ITP) and inflammatory bowel disease (IBD), respectively. In addition, the Company is developing preclinical compounds including Angiocidin, a potent and specific angiogenesis inhibitor for potential use in cancer patients. The Company is focused on the diagnosis and treatment of cancer and autoimmune diseases, and has the additional strategy of acquiring late-state drug candidates with short timelines to commercialization.


2.  Summary of Significant Accounting Policies:

    Basis of Presentation - Effective July 1, 2000, the Company changed its fiscal year from a twelve-month period ending June 30, to a twelve-month period ending December 31. The consolidated financial statements include presentation of the transition period beginning July 1, 2000 and ending on December 31, 2000.

    The following table presents certain financial information for the six-months ended December 31, 2000 and 1999, respectively (in thousands, except per share amounts):

                                                                              Six-Months Ended
                                                                                 December 31,
                                                                      -----------------------------------

                                                                           2000                 1999
                                                                      ----------------     --------------
                                                                                           (unaudited)
Research and development:
   Research and development...........................................  $   2,212             $  3,395
   Performance based stock expense....................................      4,848                   --
Sales and marketing:
   Sales and marketing................................................      1,410                  ---
   Performance based stock expense....................................         47                  ---
General and administrative:
   General and administrative.........................................      2,740                1,897
   Performance based stock expense                                          1,160                  ---
   Separation agreement and accelerated vesting of options............        ---                  835
                                                                        ---------             --------

Loss from operations..................................................    (12,417)              (6,127)
Interest income.......................................................        471                  144
Interest expense......................................................         (9)                 ---
                                                                        ---------             --------
Net loss..............................................................  $ (11,955)            $ (5,983)
                                                                        =========             ========
Net loss share - basic and diluted....................................  $   (0.36)            $  (0.24)
Weighted average shares outstanding - basic and diluted...............     33,254               24,678

    Cash and Cash Equivalents -- The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

    Short-term Investments -- Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. The Company generally holds investments to maturity, however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by Statement of Financial Accounting Standards ("SFAS"), No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of Shareholders' Equity.

    Inventories -- Inventories are stated at the lower of standard cost or market. Standard costs approximate first-in, first-out ("FIFO") costs.

    Concentration of Credit-- The Company invests generally in securities of the U.S. Treasury, U.S. government agencies, and U.S. government security-based money market funds. The Company has not experienced any losses on its investments.

    Deposits -- Deposits were made for both our contract sales force and our leased office space. These deposits will be refunded in full at the end of these respective contracts.

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

    Research and Development -- Research and development costs are expensed as incurred.

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

    Comprehensive Income - SFAS No. 130 "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and "other comprehensive income" (i.e. other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income or loss as reported on the statement of operations). With regard to the Company, other comprehensive income consists of unrealized gains and losses on marketable securities. The comprehensive loss for the six-month period ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998 approximates the net loss in the statement of operations.

3.  ACQUISITIONS OF TECHNOLOGY:

    As previously reported in the Company's reports filed under the Exchange Act, as of November 6, 1997, the Company acquired all the outstanding capital stock of CorBec Pharmaceuticals, Inc. ("CorBec"), a privately owned, development-stage, bio-pharmaceutical company founded in 1993 to discover and develop drugs to treat autoimmune disease, serious infections and asthma/allergy, and Sangen Pharmaceutical Company ("Sangen"), a privately owned, development-stage, bio-pharmaceutical company formed in early 1997 and focused on the development of a potential cancer treatment technology. CorBec's technology, which consists of compounds designed to modulate the immune system, is licensed from the University of Pennsylvania and has been developed in the laboratory of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the University of Pennsylvania School of Medicine (the "Fc Receptor Technology"). The most advanced products within this family of compounds are Hematrol(TM), which is in Phase III clinical trials for the treatment of idiopathic thrombocytopenic purpura ("ITP") and Colirest(TM), which has recently completed Phase II trials for the treatment of Crohn's disease and ulcerative colitis. Sangen's technology consists of specific peptide molecules, a polyclonal antibody and Agniocidin (a soluble protein) developed by Dr. George Tuszynski, Professor of Surgery, Medicine and Pathology at MCP Hahnemann University (MCP), based on a specific thrombospondin receptor, which Dr. Tuszynski discovered (the "Thrombospondin Technology"). In addition, in early 1997, the Company acquired an exclusive, worldwide license to a tablet form of the aqueous sodium phosphate purgative formula used to clean the colon for any medical purpose and for use as a laxative ("Visicol(TM)"). The Company licensed this technology from a partnership of physicians ("ALW Partnership"), including Craig A. Aronchick, M.D., an attending gastroenterologist and Head of the Endoscopy Unit at Pennsylvania Hospital in Philadelphia and a Clinical Associate Professor of Medicine at the University of Pennsylvania School of Medicine. The acquisitions of CorBec, Sangen and the Visicol(TM) license are referred to collectively herein as the "Acquisitions."

    Simultaneous with the Acquisitions, Dr. Leonard S. Jacob became Chairman of the Board and Chief Executive Officer of the Company under a long-term employment agreement and was issued a ten-year option entitling him to purchase the number of shares of Common Stock equal to 7 1/2% of the fully diluted capitalization of the Company. The exercise price of Dr. Jacob's option is (i) $0.61 per share for 1,200,000 shares and (ii) $1.00 per share for approximately 1,200,000 shares. Dr. Taffy J. Williams, former President and Chief Operating Officer of the Company received an option to purchase 5% of the fully diluted capitalization of the Company. The exercise price of Dr. Williams' option was
(i) $0.61 per share for 500,000 shares and (ii) $1.00 per share for approximately 1,000,000 shares. The exercise prices of Dr. Jacob's and Dr. Williams' options were below the market value of $1.00 of the Common Stock of the Company at the time of grant. Therefore, the Company has incurred through November 6, 2000, significant non-cash charges to operations as a result of the option grants.

    The Sangen acquisition included the grant to Dr. Tuszynski and MCP of 125,000 shares of Common Stock of the Company and options to purchase an aggregate of 375,000 shares at $1.00 per share, of which options for 250,000 shares will be exercisable upon achievement of specified milestones in the development of a new drug candidate. In addition, Dr. Tuszynski and MCP will be entitled to cash royalties based on net sales and licensing fees derived from the technology. The Company has agreed to fund additional research in Dr. Tuszynski's laboratory in an amount ranging from $150,000 (in the first year) to $1,350,000 (over seven years, inclusive). Since the Sangen acquisition, Dr. Tuszynski has been engaged as a consultant to the Company at a fee of $50,000 per year. The stock issued resulted in a charge to purchased research and development for the year ended June 30, 1998 of $305,000.

    The acquisition of CorBec resulted in the payment of $750,000 and the issuance of 750,000 shares of Common Stock of the Company with provisions for additional cash payments and stock issuances based upon the achievement of certain milestones for CorBec's most advanced drug candidates, Hematrol(TM) and Colirest(TM), orally-administered glucocorticoid analogs. The shares issued resulted in a charge to purchased research and development for the year ended June 30, 1998 of $1,828,000. In addition, the Company has entered into a consulting agreement with Dr. Alan Schreiber, the inventor of the Fc Receptor Technology, providing for aggregate consulting fees over three years equal to $270,000, and for an initial grant of options with respect to an aggregate of 120,000 shares of Common Stock. The Company is also to fund up to $240,000 of sponsored research in Dr. Schreiber's laboratory over the course of three years.

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

Unaudited Pro forma Information as if the Acquisitions Occurred on July 1, 1997
        (In thousands, except per share data)


                                                                For the year
                                                                   ended
                                                                June 30, 1998
                                                                -------------
    Costs and expenses.........................................    $  6,857
    Net loss...................................................      (6,342)
    Shares used in computing loss per share....................      16,248
    Net loss per share - basic and diluted.....................    $  (0.39)


4.  Investments:

    The Company invests in U.S. Treasury and U.S. Government agency securities. Excess cash is invested on a short-term basis in U.S. government based money market funds. The Company had unrealized losses of $10,000 at June 30, 2000. The Company has not realized any losses on its investments.


5.  INVENTORIES:

    Inventories consist of the following at December 31, 2000 (in thousands):

                                                                 December 31,
                                                                     2000
                                                                     ----
    Raw materials...........................................        $   80
    Work in process.........................................           606
    Finished goods..........................................           ---
                                                                    ------
         Inventory..........................................        $  686
                                                                    ======

6.  Fixed Assets:

     Fixed assets are stated at cost and are summarized as follows (in thousands):

                                                     December 31,    June 30,
                                                        2000           2000
                                                        ----           ----
    Manufacturing equipment.......................     $  259         $  259
    Office equipment and furniture................        437            254
                                                       ------         ------
    Total.........................................        696            513
    Less accumulated depreciation.................       (245)          (181)
                                                       ------         ------
         Fixed assets, net........................     $  451         $  332
                                                       ======         ======


7.  Accounts Payable and Accrued Expenses:

    Accounts payable and accrued expenses consist of the following (in thousands):

                                                     December 31,    June 30,
                                                        2000           2000
                                                        ----           ----
    Accounts payable..............................     $  306         $  158
    Clinical trial costs..........................         43            ---
    Professional fees.............................         75             73
    Accrued compensation and benefits.............         42            272
    Sales and marketing costs.....................         71            ---
    Other.........................................         86             37
                                                       ------         ------
         Accounts payable and accrued expenses....     $  623         $  540
                                                       ======         ======

8.  LINE OF CREDIT:

    The Company secured a $2,000,000 line of credit with a financial institution in December 1999. This credit line was increased to $5,000,000 in December 2000. Under the amended terms of this arrangement, the Company makes monthly interest-only payments at a variable per annum rate of 2.20%, plus the 30-day Dealer Commercial Paper Rate, with principal due on January 31, 2002. The Company maintains investments of approximately 100% of the amount outstanding at the institution as collateral for the line of credit. At December 31, 2000 and June 30, 2000, $1,752,000 and $1,021,000, respectively was outstanding under this line of credit at an average interest rate of 8.75% for both dates.

9.  RELATED PARTY TRANSACTIONS:

    During the years ended June 30, 1999 and 1998, the Company paid $48,000 and $100,000, respectively to Amercom Funding Ltd., ("Amercom"), a company owned by certain of its previous officers, previous directors and shareholders, pursuant to a management agreement ("Management Agreement").

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

10. SHAREHOLDERS' EQUITY:

    Preferred Stock

    The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without shareholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock, and the board of directors has the power to determine these voting rights.

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

    Throughout the six-month period ended December 31, 2000 the Company issued approximately 1,046,000 shares of common stock from the exercise or vesting of warrants, stock options and restricted stock with net proceeds to the Company of $874,000.

    Warrants

    In connection with the November 1997 private placement, the Company issued warrants to the placement agents to purchase an aggregate of 2,044,843 shares of common stock, exercisable at $1.00 per share (subject to antidilution adjustment). These warrants expire in November 2002. At December 31, 2000, 203,000 of these warrants are outstanding.

    In connection with the September 1999 private placement the Company issued warrants to the investors to purchase an aggregate of 761,538 shares of common stock. The warrants are exercisable at $1.78 per share. The warrants are subject to certain provisions which may increase the issuable shares and decrease the exercise price for the warrants, upon certain events which may have a dilutive effect on the investors. These warrants expire in September 2003. At December 31, 2000, 407,692 of these warrants are outstanding.

    In connection with the May 2000 private placement the Company issued warrants to the placement agents to purchase an aggregate of 283,887 shares of common stock, exercisable at $5.13 per share. These warrants expire in May 2005. At December 31, 2000, 283,887 of these warrants are outstanding.

    Treasury Stock

    In May 1997, a shareholder/officer transferred to the Company 16,515 shares previously issued in payment of accrued salary; such transfer was made in satisfaction of obligations to the Company arising from the payment of withholding tax relating to the issuance. The repurchased shares are being held by the Company as treasury shares.

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

    In November 1999, the shareholders approved and in November 2000, the shareholders amended the InKine Pharmaceutical Company, Inc. 1999 Equity Compensation Plan (the "1999 Plan") which as amended provides for grants of stock options and restricted stock of up to 2,500,000 shares of common stock to selected employees and non-employee directors of the Company. Options granted under the 1999 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on the date of grant.

    In addition to the shares of common stock issuable upon exercise of options granted under the Company's stock option plans, 2,066,773 shares of common stock are issuable upon exercise of outstanding options granted to an officer and a consultant pursuant to other written agreements. The exercise price for these options was set by the Board of Directors, or a committee designated by the Board, based upon an evaluation of the fair market value of the Company's common stock on the date of grant. The options vest over various periods, not exceeding three years, and expire no later than ten years from the date of grant.

    A summary of the status of the Company's stock options as of December 31, 2000, June 30, 2000, 1999 and 1998, and changes during the periods ending on those dates is presented below (in thousands, except per share data):

                                Six-Months Ended
                                   December 31,                             Years Ended June 30,
                              ---------------------    -------------------------------------------------------------------
                                      2000                    2000                  1999                  1998
                                      ----                    ----                  ----                  ----

                                       Weighted-                  Weighted-              Weighted-               Weighted-
                                       Average                    Average                Average                 Average
                             Shares    Exercise        Shares     Exercise      Shares   Exercise      Shares    Exercise
Options                      (000)      Price          (000)        Price       (000)      Price       (000)       Price
-------                      -----      -----          -----        -----       -----      -----       -----       -----
Outstanding at beginning
  of period.................  6,661     $1.30          8,246       $0.92        6,927      $0.84       2,145       $0.70

Granted.....................    809     $7.10            962       $3.58        1,339      $1.32       5,079       $0.89

Exercised...................   (827)    $0.82         (2,420)      $0.92           (1)     $0.50         (23)      $0.99

Forfeited...................   (200)    $1.00           (127)      $0.72          (19)     $0.84        (274)      $0.73
                              -----                   ------                    -----                  -----

Outstanding at end of period  6,443     $2.09          6,661       $1.30        8,246      $0.92       6,927       $0.84

Exercisable at end of period  4,486     $1.28          4,100       $0.86        5,206      $0.84       4,357       $0.80

    The following table summarizes information about stock options outstanding at December 31, 2000 (in thousands, except per share data):

                                                  Options Outstanding                        Options Exercisable
                                                  -------------------                        -------------------
                                     Shares      Weighted-Average                        Shares
         Range of                  Outstanding      Remaining       Weighted-Average   Exercisable   Weighted-Average
      Exercise Prices              at 12/31/00   Contractual Life    Exercise Price    at 12/31/00    Exercise Price
      ---------------              -----------   ----------------    --------------    -----------    --------------
$0.61-$3.00...............            4,952         7.11 years           $0.97            4,185            $0.95

$3.01-$7.00...............              893         9.27 years           $4.43              241            $5.56

$7.01-$8.50...............              598         9.86 years           $7.76               60            $7.66
                                      -----                                               -----

$0.61-$8.50...............            6,443         7.66 years           $2.08            4,486            $1.28

    In September 2000, the Company incurred approximately $5,301,000 of performance based stock expense resulting from the attainment of certain milestones that triggered the vesting of options granted in connection with the Company's equity compensation plans.

    The Company applies APB Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its non-performance stock option grants to employees. Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                             For the Six-Months
                                                    Ended                           For the Years Ended
                                                December 31,                             June 30,
                                             --------------------    --------------------------------------------------
                                                    2000                  2000             1999             1998
                                                    ----                  ----             ----             ----
Net Loss                As reported               $(11,955)             $(9,712)         $(9,633)         $(9,489)

                        Pro forma                 $(12,523)             $(10,111)        $(9,760)         $(9,540)
Net Loss Per
Share-basic and
diluted.                As reported                $(0.36)               $(0.36)         $(0.42)          $(0.60)

                        Pro forma                  $(0.38)               $(0.37)         $(0.43)          $(0.60)

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            For the Six-Months
                                                   Ended                           For the Years Ended
                                               December 31,                             June 30,
                                            --------------------    --------------------------------------------------
                                                   2000                   2000              1999            1998
                                                   ----                   ----              ----            ----
Range of risk free interest rates.........         6.24%                   5.5%             5.0%            5.6%
Dividend yield............................            0%                     0%               0%              0%
Volatility factor.........................          172%                   159%             120%             82%
Expected life of options (in years).......            5                      5                6               6

    The weighted average fair value of options granted was $6.77 for the six-months ended December 31, 2000 and $2.80, $1.10 and $0.77 for the years ended June 30, 2000, 1999, and 1998, respectively.

    Restricted Stock

    In connection with the 1999 Plan, the Company is authorized to award shares of restricted stock. The maximum number of restricted shares issuable or transferable under the amended 1999 Plan is 25% of the aggregate number of shares issuable or transferable under the amended 1999 Plan. During the six-month period ended December 31, 2000 and the year ended June 30, 2000, 100,000 and 228,000 shares, respectively, of restricted common stock were awarded to selected employees and non-employee directors of the Company. The restriction period for these awards was either a one to two year vesting period or upon the attainment of certain business related milestones, commencing from the grant date.

    In September 2000, the Company incurred approximately $754,000 of performance based stock expense resulting from the attainment of certain milestones that triggered the removal of restrictions on restricted stock awards granted in connection with the Company's equity compensation plans.

11. INCOME TAXES:

    The Company has approximately $25,996,000 of net operating loss ("NOL") carryforwards available to offset future federal taxable income and approximately $18,774,000 of net operating loss carryforwards available to offset future state taxable income subject to a $2,000,000 annual limitation. The NOL carryforwards are subject to examination by the tax authorities and expire in various years from 2005 through 2020. The NOL carryforward differs from the accumulated deficit due principally to differences in the recognition of certain research and development expenses for financial and federal income tax reporting. The Company is also entitled to approximately $804,000 of research and experimentation credits to offset future federal income tax liability.

    The Tax Reform Act of 1986 contains provisions that may limit the NOL and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three year period results in an annual limitation on that company's ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change. The rules providing for the definition of an ownership change are complex and a study needs to be performed to determine if the Company has undergone a change in ownership. The Company believes that it has undergone an ownership change and is subject to an annual limitation on the use of its NOL carryforwards pursuant to these provisions. The Company does not believe that such limitation will have a material adverse impact on the utilization of its carryforwards. The Company's NOL carryforwards and temporary differences represent a previously unrecognized tax benefit. Recognition of these benefits requires future income. Because the attainment of future income is uncertain, the Company has established a valuation allowance, which increased by approximately $10,717,000 during the six month period ended December 31, 2000, for the entire amount of the tax benefit.

    Significant components of the Company's deferred tax assets as of December 31, 2000 and June 30, 2000 are as follows (in thousands):

                                                                     December 31,       June 30,
                                                                        2000              2000
                                                                        ----              ----
               Net operating loss carryforwards and credits            $ 10,881        $    5,555
               Research and development costs                            11,542             6,050
               Compensation                                               2,077             2,015
               Other                                                          7               170
                                                                       --------        ----------
               Net deferred tax assets                                   24,507            13,790
               Valuation allowance for deferred tax assets              (24,507)          (13,790)
                                                                       --------        ----------
               Total deferred tax assets                               $      0        $        0
                                                                       ========        ==========

12. 401(K) PLAN:

    The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. During the six-months ended December 31, 2000 and the fiscal years ended June 30, 2000 and 1999 the Company provided a contribution equal to 50% of the first 4% contributed by the employee. An expense of approximately $15,000, $26,000 and $23,000 was recognized for the same periods, respectively.

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

    Terms of the acquisition of CorBec (the "Fc Receptor Technology") on November 6, 1997, required the Company to pay the CorBec shareholders an aggregate of $750,000 and issue to them an aggregate of 750,000 shares of Common Stock. Additional cash payments in the aggregate amount of $16,580,000 and additional issuances of an aggregate of 720,000 shares of Common Stock are to be made upon the achievement of the following milestones and targets: (i) $500,000 and 180,000 shares upon the Company's receipt of a letter of approval from the FDA allowing for the commercial sale of CBP-1011 (the compound from which Hematrol(TM) and Colirest(TM) are derived); (ii) 80,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $20,000,000; (iii) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from CBP-1011 equals or exceeds $30,000,000; (iv) 180,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $40,000,000; (v) $500,000 and 30,000 shares upon the Company's filing of an IND with the FDA with respect to a second generation compound (a "Second Drug"); (vi) $80,000 upon the successful completion of Phase II clinical trials with respect to a Second Drug; (vii) 120,000 shares upon the Company's filing of an NDA with respect to a Second Drug; (viii) $500,000 and 130,000 shares upon receipt of a letter of approval from the FDA allowing for the commercial sale of a Second Drug; and (ix) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from the Second Drug equals or exceeds $75,000,000. Since the acquisition of CorBec, the Company has retained Dr. Alan Schreiber, the inventor, as a consultant to the Company. Most recently, in November 2000, the Company entered into a two-year consulting agreement with Dr. Schreiber. In connection with this agreement, Dr. Schreiber received an option to purchase 60,000 shares at the market price on the date of grant. The agreement also requires the Company to fund Dr. Schreiber's lab over the course of two years.

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

    Rent

    In November 2000 the Company entered into a lease for office space of approximately 8,000 square feet, in Blue Bell, Pennsylvania. This lease will expire five years from the effective date and minimum annual rent payments are as follows:

                       2001       $ 202,000
                       2002         202,000
                       2003         202,000
                       2004         202,000
                       2005         168,000
                                  ---------
                                  $ 976,000
                                  =========


    Rent expense was approximately $79,000, $108,000, $100,000, and $177,000 for the six-month period ended December 31, 2000 and the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

14. INTERIM FINANCIAL RESULTS (UNAUDITED):

    The following tables set forth certain unaudited financial information for each of the four quarters in the year ended June 30, 2000 and 1999 and for each of the two quarters in the six-months ended December 31, 2000. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. (in thousands, except per share amounts.)

                                                           Three-Month Periods Ended
                                              ------------------------------------------------
                                                  September 30, 2000      December 31, 2000
                                              ------------------------ -----------------------
Research and development:
    Research and development..................      $       924            $       1,288
    Performance based stock expense...........            4,848                      ---
Sales and marketing:
    Sales and marketing.......................              275                    1,135
    Performance based stock expense...........               47                      ---
General and administrative:
    General and administrative................            1,231                    1,509
    Performance based stock expense...........            1,160                      ---
Loss from operations..........................           (8,485)                  (3,932)
Net loss......................................           (8,225)                  (3,730)
Net loss per share - basic and diluted........            (0.25)                   (0.11)

                                                                   Three-Month Periods Ended
                                                -----------------------------------------------------------------
                                                 September 30,      December 31,     March 31,       June 30,
                                                      1999              1999            2000           2000
                                                -----------------  ---------------- -------------  --------------
Research and development                            $  1,411           $  1,984      $  1,100        $  1,236
General and administrative                               915                982           722             887
Separation agreement and accelerated vesting of
options                                                  ---                835           ---             835
Loss from operations                                  (2,326)            (3,801)       (1,822)         (2,123)
Net loss                                              (2,263)            (3,720)       (1,760)         (1,969)
Net loss per share - basic and diluted                 (0.10)             (0.14)        (0.06)          (0.06)


                                                                   Three-Month Periods Ended
                                                -----------------------------------------------------------------
                                                 September 30,      December 31,     March 31,        June 30,
                                                      1998              1998            1999            1999
                                                -----------------  ---------------- -------------  --------------
Research and development                               1,267              1,017         1,768           2,513
General and administrative                               854                974           849             916
Loss from operations                                  (2,121)            (1,991)       (2,617)         (3,429)
Net loss                                              (1,951)            (1,846)       (2,501)         (3,335)
Net loss per share - basic and diluted                 (0.09)             (0.08)        (0.11)          (0.14)

15. SUBSEQUENT EVENT:

    In February 2001, the Company entered into a co-promotion agreement with Proctor and Gamble Pharmaceuticals (P&GP). Under the terms of the eighteen-month agreement, the P&GP gastrointestinal sales force will promote Visicol(TM) to gastroenterologists and colon rectal surgeons along with the Company's existing thirty sales representatives and three district managers. The Company will retain all rights and marketing control of Visicol(TM).

                                 EXHIBIT INDEX
Exhibit No.       Title
-----------       -----

3.1               Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.2               By-laws. (Exhibit 3.2)(2)

4.3 Form of Common Stock Purchase Warrant (In accordance with Item 601 of Regulation S-K, similar warrants granted to the selling shareholders have not been filed because they are identical in all material respects except for the number of warrants granted to each selling shareholder.) (Exhibit 4.3)
                  (9)

4.4 Common Stock Purchase Warrant, dated May 5, 2000, granted to the placement agent, Leerink, Swann, Garrity, Sollami, Yaffe & Wynn, Inc. (Exhibit 4.2) (10)

10.1 Agreement and Plan of Reorganization among Panax Pharmaceutical Company, Ltd., CorBec Pharmaceuticals, Inc. and certain Security Holders of CorBec Pharmaceuticals, Inc., dated October 31, 1997. (Exhibit 10.1)(1)

10.3 Stock Purchase Agreement by and between Panax Pharmaceutical Company, Ltd. and Leonard S. Jacob dated September 3, 1997. (Exhibit 10.3)(1)

10.4 Employment Agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, dated November 6, 1997. (Exhibit 10.4)(1)

10.5 Employment Agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November 2, 1998. (Exhibit 10.6) (8)

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

10.9 Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.9)(1)

10.10             Stock Option Plan, as amended. (Exhibit 99)(3)

10.11             1997 Consultant Stock Option Plan. (Exhibit 99)(4)

10.12             Form of Stock Option Agreement. (Exhibit 10(b))(5)

10.13             License Agreement with ALW Partnership. (Exhibit 10(1))(6)

10.14             Form of Option granted to Partners of ALW Partnership.
                  (Exhibit 10(n))(6)

10.15 Amendment to Employment Agreement, dated November 4, 1999, between the Company and Leonard S. Jacob. (Exhibit 10.18) (7)

10.16 Severance Agreement, dated November 3, 1999, between the Company and Taffy J. Williams. (Exhibit 10.19) (7)

10.17             1999 Equity Compensation Plan (11)

23*               Consent of KPMG LLP.

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

(2) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, with the Securities and Exchange Commission.

(3)               Filed as an Exhibit to InKine's Form S-8 (SEC File No.
                  333-58063), dated June 29, 1998, with the Securities and Exchange Commission.

(4) Filed as Exhibit to InKine's Form S-8 (SEC File No. 333-58065) dated June 29, 1998, with the Securities and Exchange Commission.

(5) Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1995, with the Securities and Exchange Commission.

(6) Filed as an Exhibit to InKine's Current Report on Form 8-K dated February 14, 1997, with the Securities and Exchange Commission.

(7) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, with the Securities and Exchange Commission.

(8) Filed as an Exhibit to InKine's Annual Report on Form 10-K for the year ended June 30, 1999, with the Securities and Exchange Commission.

(9)               Filed as an Exhibit to InKine's Form S-3 (SEC File No.
                  333-89365), dated October 21, 1999, with the Securities and Exchange Commission.

(10)              Filed as an Exhibit to InKine's Form S-3 (SEC File No.
                  333-37254), dated May 17, 2000, with the Securities and Exchange Commission.

(11)              Filed as an Exhibit to InKine's Form S-8 (SEC File No.
                  333-47088) dated September 29, 2000, with the Securities and Exchange Commission.