Form 10-Q
period 2001-03-31
INKINE PHARMACEUTICAL CO INC
filed 2001-05-11
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2001


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

       At May 7, 2001, the registrant had outstanding 34,108,203 shares of common stock, par value $.0001 per share.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  BALANCE SHEETS - as of March 31, 2001 (unaudited)
                  and December 31, 2000........................................................................3

                  STATEMENTS OF OPERATIONS (unaudited) - for the Three-Months Ended March 31, 2001 and 2000....4

                  STATEMENTS OF CASH FLOWS (unaudited) - for the Three-Months
                  Ended March 31, 2001 and 2000................................................................5

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS......................................................6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................................7


PART II - OTHER INFORMATION....................................................................................9


SIGNATURES.....................................................................................................10

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS

                      (in thousands, except share amounts)

                                                                                 March 31, 2001        December 31, 2000
                                                                                 --------------        -----------------
         ASSETS                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents........................................            $      2,524            $      2,240
     Short-term investments...........................................                   6,523                   9,280
     Accounts receivable, net.........................................                   1,475                       -
     Inventory........................................................                   1,344                     686
     Prepaid expenses and other current assets........................                     751                      34
                                                                                  ------------            ------------
         Total current assets.........................................                  12,617                  12,240

Deposits .............................................................                     709                     709
Fixed assets, net.....................................................                     463                     451
                                                                                  ------------            ------------

         Total assets.................................................            $     13,789            $     13,400
                                                                                  ============            ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses............................            $      2,680            $        623
       Line of credit.................................................                   2,293                   1,752
                                                                                  ------------            ------------
              Total current liabilities...............................                   4,973                   2,375

Commitments, contingencies and other matters..........................                       -                       -

Shareholders' equity:
     Preferred stock, $.0001 par value; authorized 5,000,000
       shares; none issued and outstanding                                                   -                       -
     Common stock, $.0001 par value; authorized 50,000,000
       shares; issued 34,026,403 and 33,740,802 shares, respectively..                       3                       3
     Less common stock held in treasury (16,515 shares)...............                     (37)                    (37)

     Additional paid-in capital.......................................                  57,290                  56,692
     Deferred compensation............................................                    (784)                   (851)
     Unrealized gain on investments...................................                       5                       -
     Accumulated deficit..............................................                 (47,661)                (44,782)
                                                                                  ------------            ------------

         Total shareholders' equity...................................                   8,816                  11,025
                                                                                  ------------            ------------

         Total liabilities and shareholders' equity...................            $     13,789            $     13,400
                                                                                  ============            ============

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)

                                                                                  Three-Months Ended
                                                                                       March 31,
                                                                                 2001             2000
                                                                                 ----             ----
Revenue, net....................................................               $ 1,601          $      -
Cost of goods sold..............................................                  (767)                -
                                                                               -------          --------
      Gross profit..............................................                   834                 -

Research and development........................................                   894             1,100
Sales and marketing.............................................                 1,917                 -
General and administrative......................................                 1,015               722
                                                                               -------          --------

      Operating expenses........................................                 3,826             1,822

                                                                               -------          --------
      Loss from operations......................................                (2,992)           (1,822)

Interest income.................................................                   157                85
Interest expense................................................                   (38)              (23)
Other                                                                               (6)                -
                                                                               -------          --------
      Other income and expenses.................................                   113                62

                                                                               -------          --------
      Net loss..................................................               $(2,879)         $ (1,760)
                                                                               =======          ========

      Net loss per share - basic and diluted....................               $ (0.08)         $  (0.06)

      Weighted average shares outstanding - basic and diluted...                33,881            28,275

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)

                                                                         Three-Months Ended
                                                                               March 31,
                                                                       2001               2000
                                                                       ----               ----
Operating activities:
   Net loss...............................................          $   (2,879)        $   (1,760)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization......................                  36                 28
       Amortization of deferred compensation..............                 290                280
       Loss on sale of fixed asset........................                   6                  -
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable................              (1,475)                 -
         (Increase) in inventory..........................                (658)                 -
         (Increase) in prepaid expenses and other assets..                (717)               (89)
         Increase (decrease) in accounts payable
           and accrued expenses...........................               2,057               (242)
                                                                    ----------         ----------
     Net cash used in operating activities................              (3,340)            (1,783)

Investing activities:
   Purchases of investments...............................                (493)            (2,854)
   Proceeds from maturities and sales of investments......               3,255              2,754
   Proceeds from sale of fixed asset......................                  12                  -
   Capital expenditures...................................                 (66)               (21)
                                                                    ----------         ----------
      Net cash provided by (used in) investing activities.               2,708               (121)

Financing activities:
    Proceeds from exercise of options and warrants........                 375              3,244
    Borrowings, net of repayments on line of credit.......                 541                102
                                                                    ----------         ----------
     Net cash provided by financing activities............                 916              3,346
                                                                    ----------         ----------

Net increase in cash and cash equivalents.................                 284              1,442

Cash and cash equivalents - beginning of period...........               2,240              1,870
                                                                    ----------         ----------

Cash and cash equivalents - end of period.................          $    2,524         $    3,312
                                                                    ==========         ==========

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation

         The accompanying financial statements are unaudited and have been prepared by InKine Pharmaceutical Company, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States.

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

         The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year, although the Company expects to incur a loss for the year ending December 31, 2001. These interim financial statements should be read in conjunction with the audited financial statements for the six-months ended December 31, 2000, which are contained in the Company's most recent Transition Report on Form 10-K.

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

3.       Line of Credit

         The Company secured a $2,000,000 line of credit with a financial institution in December 1999. This line was subsequently increased to $5,000,000 and $7,500,000 in December 2000 and February 2001, respectively. Under the amended terms of this arrangement, the Company makes monthly interest-only payments at a variable per annum rate of 2.20%, plus the 30-day Dealer Commercial Paper Rate, with principal due on January 31, 2002. The Company maintains investments of approximately 100% of the amount outstanding at the institution as collateral for the line of credit. At March 31, 2001 and December 31, 2000, $2,293,000 and $1,752,000, respectively, was outstanding under this line of credit at average interest rates of 7.71% and 8.75%, respectively.

4.       Shareholders Equity

         During the first quarter, the Company received proceeds of approximately $375,000 from the exercise of stock options and warrants.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         In addition to historical facts or statement of current condition, this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress on our research programs, development of potential pharmaceutical products, interpretation of clinical results, prospects for regulatory approval, manufacturing development and capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. You may identify some of these forward-looking statements by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth in our report on Form 10-K filed with the Securities and Exchange Commission. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such factors or forward-looking statements.

General

         We are a biopharmaceutical company engaged in the research, development and commercialization of products that may be used in the diagnosis and treatment of cancer and autoimmune diseases. We pursue these objectives through products and technology platforms consisting of Visicol(TM), IBStat(TM), the Fc Receptor Technology (Colirest(TM) and Hematrol(TM)) and the Thrombospondin Technology.

         The quarter ended March 31, 2001 is the first quarter that we have generated sales revenue. Such revenue is the result of our recent commercialization of our lead product, Visicol(TM), during the current quarter. We have previously funded operations primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since our inception, and expect to incur additional losses in the foreseeable future. We expect that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At March 31, 2001, our accumulated deficit was approximately $47,661,000.

Results of Operations

         We incurred losses of $2,879,000, or $(0.08) per share, and $1,760,000, or $(0.06) per share, for the quarters ended March 31, 2001 and 2000, respectively. Losses are expected to continue for the remainder of the year as we continue to incur significant commercialization costs of Visicol(TM) and develop the Thrombospondin Technology and the Fc Receptor Technology.

         Net sales of Visicol(TM), launched commercially in the fourth week of January 2001, totaled $1,601,000 for the first quarter of 2001. Net sales represents product sales of Visicol(TM) to pharmaceutical wholesalers and large drug store chains, not Visicol(TM) prescriptions to consumers. These sales are affected by a number of factors, including wholesaler inventory stocking patterns, which may not accurately reflect underlying trends in the demand for Visicol(TM). There were no product sales in the same period a year ago.

         Gross profit was $834,000 for the quarter ended March 31, 2001 as compared to no gross profit for the same period a year ago. Gross profit for the quarter ended was solely attributable to commercial sales of Visicol(TM), net of the establishment of reserves for potential returns and sales allowances. Included in cost of goods sold are $61,000 and $32,000 in distribution and royalty costs, respectively. Distribution expense for the current quarter includes costs related to contracted warehousing, tracking and shipping of product to our Visicol(TM) customers. Royalty expense represents amounts due to the inventor of Visicol(TM) and is based on the volume of net sales. Gross profit is expected to increase in the future as less promotional and launch related incentives are offered to customers and manufacturing costs per unit are reduced.

         Research and development expenses decreased for the quarter ended March 31, 2001, as compared to the same period a year ago. This reduction was the result of decreased development costs associated with Visicol(TM) partially offset by costs associated with clinical trials of Colirest(TM) in inflammatory bowel disease and Phase IV marketing studies of Visicol(TM).

         Sales and marketing costs of $1,917,000 were incurred for the quarter ended March 31, 2001, as compared with no sales and marketing costs for the same period a year ago. The increase is the result of new personnel and marketing activities associated with the launch of Visicol(TM).

         General and administrative expenses increased $293,000 for the quarter ended March 31, 2001, as compared to the same period a year ago. This increase is the result of increased administrative personnel and other administrative costs resulting from the expanded scale of operations associated with the launch of Visicol(TM). Included in general and administrative expenses is amortization of deferred compensation of $290,000 for the quarter ended March 31, 2001.

         Interest income increased $72,000 for the quarter ended March 31, 2001 as compared to the same period a year ago. The increase in interest income reflects the earnings on an increased investment balance. Fluctuations will continue to occur due to changes in the investment balance.

         We incurred interest expense of $38,000 and $23,000 for the quarters ended March 31, 2001 and 2000, respectively. The increase in interest expense is the result of increased outstanding balances on the Company's line of credit. Fluctuations will continue to occur due to changes in the line of credit balance.

Liquidity and Capital Resources

         At March 31, 2001, we had cash, cash equivalents and investments of $9,047,000. The cash and investment balance at March 31, 2001 includes proceeds from warrant and option exercises of $375,000 for the quarter ended March 31, 2001.

         We believe that our financial resources are adequate for our operations for at least the next 12 months. Our future capital requirements will depend on numerous factors which cannot be quantified and many of which we cannot control, including sales of Visicol(TM), continued progress in our research and development activities, commercialization costs of Visicol(TM), progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity. We may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

         We anticipate incurring additional losses in the foreseeable future as we expand our commercialization activities relating to Visicol(TM) and research and development activities relating to the Thrombospondin Technology and Fc Receptor Technology. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

New Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depend on the intended use of the derivative and the resulting designation. This Statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on our earnings or financial position.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

         Not applicable.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              None.


         (b)  Reports on Form 8-K.

              None.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   INKINE PHARMACEUTICAL
                                   COMPANY, INC.



Date: May 11, 2001                 By: /s/  Robert F. Apple
                                       ---------------------------------------
                                   Robert F. Apple
                                   Chief Financial Officer, (Authorized Officer
                                   and Principal Financial Officer)