Form 10-Q
period 2001-06-30
INKINE PHARMACEUTICAL CO INC
filed 2001-08-14
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2001


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At August 9, 2001, the registrant had outstanding 34,443,729 shares of common stock, par value $.0001 per share.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             BALANCE SHEETS - as of June 30, 2001 (unaudited)
             and December 31, 2000............................................3

             STATEMENTS OF OPERATIONS (unaudited) - for the Three and Six-
             Months Ended June 30, 2001 and 2000 .............................4

             STATEMENTS OF CASH FLOWS (unaudited) - for the Six-Months
             Ended June 30, 2001 and 2000.....................................5

             NOTES TO UNAUDITED FINANCIAL STATEMENTS..........................6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................7

    Item 3.  Quantitative and Qualitative Disclosures About Market Risks......9

PART II - OTHER INFORMATION..................................................10


SIGNATURES...................................................................12

EXHIBIT INDEX ...............................................................13

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS

                      (in thousands, except share amounts)

                                                                                June 30, 2001            December 31, 2000
                                                                                -------------            -----------------
         ASSETS                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents........................................            $ 17,565                  $   2,240
     Short-term investments...........................................                   -                      9,280
     Accounts receivable, net.........................................                 735                          -
     Inventory, net...................................................                 533                        686
     Prepaid expenses and other current assets........................                 800                         34
                                                                                  --------                   --------
         Total current assets.........................................              19,633                     12,240

Deposits and other long-term assets...................................               1,084                        709
Fixed assets, net.....................................................                 481                        451
                                                                                  --------                   --------

         Total assets.................................................            $ 21,198                   $ 13,400
                                                                                  ========                   ========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses............................            $  2,976                   $    623
     Line of credit...................................................               2,085                      1,752
                                                                                  --------                   --------
         Total current liabilities....................................               5,061                      2,375

Convertible subordinated notes........................................               9,733                          -
                                                                                  --------                   --------

         Total liabilities............................................              14,794                      2,375

Commitments, contingencies and other matters..........................                   -                          -

Shareholders' equity:
     Preferred stock, $.0001 par value; authorized 5,000,000
       shares; none issued and outstanding ...........................                   -                          -
     Common stock, $.0001 par value; authorized 75,000,000
       shares; issued 34,365,478 and 33,740,802 shares, respectively..                   3                          3
     Less common stock held in treasury (16,515 shares)...............                 (37)                       (37)
     Additional paid-in capital.......................................              57,787                     56,692
     Deferred compensation............................................                (487)                      (851)
     Accumulated deficit..............................................             (50,862)                   (44,782)
                                                                                  --------                   --------

         Total shareholders' equity...................................               6,404                     11,025
                                                                                  --------                   --------

         Total liabilities and shareholders' equity...................            $ 21,198                   $ 13,400
                                                                                  ========                   ========

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)

                                                               Three-Months Ended                   Six-Months Ended
                                                                   June 30,                            June 30,
                                                             2001             2000                2001           2000
                                                             ----             ----                ----           ----

Revenue, net.....................................          $  1,754          $     -           $  3,355        $      -
Cost of goods sold...............................              (657)               -             (1,424)              -
                                                           --------         --------           --------        --------
      Gross profit...............................             1,097                -              1,931               -

Research and development.........................             1,045            1,236              1,939           2,336
Sales and marketing..............................             2,310                -              4,227               -
General and administrative.......................               969              887              1,984           1,609
                                                           --------         --------           --------        --------
      Operating expenses.........................             4,324            2,123              8,150           3,945
                                                           --------         --------           --------        --------

      Loss from operations.......................            (3,227)          (2,123)            (6,219)         (3,945)

Interest income..................................               111              167                268             255
Interest expense.................................               (85)             (16)              (123)            (39)
Other                                                             -                -                 (6)              -
                                                           --------         --------           --------        --------
      Net loss...................................          $ (3,201)        $ (1,972)          $ (6,080)       $ (3,729)
                                                           ========         ========           ========        ========

      Net loss per share - basic and diluted.....          $  (0.09)        $  (0.06)          $  (0.18)       $  (0.12)

      Weighted average shares outstanding -
        basic and diluted .......................            34,206           31,581             34,044          29,901



See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)

                                                                            Six-Months Ended
                                                                                June 30,
                                                                         2001               2000
                                                                         ----               ----
Operating activities:
   Net loss...............................................            $ (6,080)          $ (3,729)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization......................                  84                 57
       Amortization of deferred compensation..............                 587                578
       Loss on sale of fixed asset........................                   6                  -
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable, net...........                (735)                 -
         Decrease in inventory, net.......................                 153                  -
         (Increase) in prepaid expenses and other assets..              (1,141)               (73)
         Increase (decrease) in accounts payable
           and accrued expenses...........................               2,359                (85)
                                                                      --------           --------
     Net cash used in operating activities................              (4,767)            (3,252)

Investing activities:
   Purchases of investments...............................                (493)           (10,315)
   Proceeds from maturities and sales of investments......               9,773              4,084
   Proceeds from sale of fixed asset......................                  12                  -
   Capital expenditures...................................                (132)               (32)
                                                                      --------           --------
      Net cash provided by (used in) investing activities.               9,160             (6,263)

Financing activities:
   Net proceeds from sale of stock and exercise of options
       and warrants.......................................                 599             13,153
   Borrowings, net of repayments on line of credit........                 333                121
   Proceeds from sale of convertible subordinated notes...              10,000                  -
                                                                      --------           --------
     Net cash provided by financing activities............              10,932             13,274
                                                                      --------           --------

Net increase in cash and cash equivalents.................              15,325              3,759

Cash and cash equivalents - beginning of period...........               2,240              1,870
                                                                      --------           --------

Cash and cash equivalents - end of period.................            $ 17,565           $  5,629
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

3. Line of Credit

         The Company maintains a $7,500,000 line of credit with a financial institution, which expires January 31, 2002. Monthly interest-only payments are made at a variable per annum rate of 2.20% plus the 30-day Dealer Commercial Paper Rate. Average interest rates for the six and twelve-month periods ended June 30, 2001 and December 31, 2000, respectively, were 7.10% and 8.49%, respectively.

4. Convertible Subordinated Notes

         On June 15, 2001, the Company completed a private placement of $10,000,000 of 5.50% convertible subordinated notes due June 2003 together with 265,487 warrants. The notes are convertible into the Company's common stock at a conversion price of $4.52 per share and the warrants have an exercise price of $5.42 per share. The conversion price of $4.52 is subject to anti-dilution provisions if the Company were to issue or sell its common stock below the $4.52 conversion price. In accordance with APB Opinion No. 14, the Company allocated the fair value of the debt and warrants issued. The warrants were valued using the Black-Scholes valuation methodology. The allocation was determined based upon the relative fair values of the two securities at the time of issuance. In addition, the Company incurred debt issuance costs that has been deferred and included in Deposits and other long-term assets on the Balance Sheet. The Company will incur non-cash charges to interest expense over the life of the note related to the amortization of the fair value of the warrants and the deferred issuance costs. When considering the amortization of the warrant value and deferred issuance costs, the effective interest rate on this note payable is approximately 10.79%. At June 30, 2001, the Company had $10,000,000 of these notes outstanding, net of $267,000 of deferred warrant costs. In addition, unamortized deferred issuance costs were $769,000 at June 30, 2001.

5. Shareholders Equity

         During the six-months ended June 30, 2001, the Company received proceeds of approximately $599,000 from the exercise of stock options and warrants.

         On May 7, 2001 the Company amended its Certificate of Incorporation increasing the number of authorized shares of common stock, par value $0.0001 per share, from 50,000,000 to 75,000,000 shares.

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

         The quarter ended June 30, 2001 is the second quarter that we have generated sales revenue. Such revenue is the result of our recent commercial introduction of our lead product, Visicol(TM). We have previously funded operations primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since our inception, and expect to incur additional losses in the foreseeable future. We expect that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At June 30, 2001, our accumulated deficit was approximately $50,862,000.

Results of Operations

         We incurred losses of $3,201,000 and $6,080,000 or $0.09 and $0.18 per share for the three and six-month periods ended June 30, 2001 as compared to $1,972,000 and $3,729,000 or $0.06 and $0.12 per share for the same periods a year ago. We expect to incur losses for the remainder of the year as we continue to incur significant commercial and development costs for Visicol(TM) along with development costs associated with our Thrombospondin Technology and our Fc Receptor Technology.

         Net sales totaled $1,754,000 and $3,355,000 for the three and six-month periods ended June 30, 2001. Net sales represents product sales of Visicol(TM) to pharmaceutical wholesalers and large drug store chains, net of potential returns and sales allowances. There were no product sales for the same periods a year ago. The second quarter benefited from the reversal of a $234,000 promotional allowance accrued for in the first quarter that was not utilized by our customers.

         Gross profit was $1,097,000 and $1,931,000 for the three and six-month periods ended June 30, 2001, as compared to no gross profit for the same periods a year ago. Included in cost of goods sold are distribution and royalty costs totaling $100,000 and $193,000 for the three and six-month periods ended June 30, 2001. Distribution cost includes expenses related to contracted warehousing, tracking and shipping of product to our Visicol(TM) customers. Royalty cost represents amounts due to the inventor of Visicol(TM) based on net sales. Gross profit as a percentage of sales is expected to increase in the future as less promotional and launch related incentives are offered to customers and manufacturing costs per unit are reduced.

         Research and development expenses decreased by $191,000 and $397,000 for the three and six-month periods ended June 30, 2001, respectively. These decreases were mostly attributable to reductions in Visicol(TM) development costs of approximately $300,000 and $400,000 for the three and six-month periods ended periods June 30, 2001, as compared to the same period a year ago. These reductions were partially offset by increased development costs associated with our clinical trials of Colirest(TM) in Crohn's disease.

         Sales and marketing costs of $2,310,000 and $4,227,000 were incurred for the three and six-month periods ended June 30, 2001, as compared with no sales and marketing costs for the same periods a year ago. The increase is the result of a new sales force and marketing activities associated with the launch of Visicol(TM). The cost of our sales force was approximately $950,000 and $1,900,000 for the three and six-month periods ended June 30, 2001. Also included in the current quarter is a $400,000 increase in sales costs related to a full quarter of our co-promotion agreement with Procter & Gamble Pharmaceuticals. Our marketing expenses for the three and six-month periods ended June 30, 2001 were approximately $600,000 and $1,200,000, respectively.

         General and administrative expenses increased to $969,000 and $1,984,000 for the three and six-month periods ended June 30, 2001, from $887,000 and $1,609,000 for the same periods a year ago. Such increases were the result of increased administrative personnel and other administrative costs resulting from the expanded scale of operations associated with the launch of Visicol(TM). Included in general and administrative expenses is amortization of deferred compensation of $297,000 and $587,000 for the three and six-month periods ended June 30, 2001, as compared to $280,000 and $599,000 for the same periods a year ago.

         Interest income was $111,000 and $268,000 for the three and six-month periods ended June 30, 2001 and $167,000 and $255,000 for the three and six-month periods ended June 30, 2000. Fluctuations in interest income are the result of earnings on a changing investment balance with variable interest rates. These fluctuations will continue to occur due to such factors.

         We incurred interest expense of $85,000 and $123,000 for the three and six-month periods ended June 30, 2001, as compared to $16,000 and $39,000 for the same periods a year ago. These increases are the result of increased outstanding balances on our line of credit. Interest expense is expected to increase in the future as a result of interest payable pursuant to our convertible subordinated notes outstanding.

Liquidity and Capital Resources

         At June 30, 2001, we had cash and cash equivalents of $17,565,000. The cash and cash equivalents balance at June 30, 2001 includes net proceeds from a private placement of convertible subordinated notes of $9,250,000 and warrant and option exercises of $599,000 for the six-month period ended June 30, 2001.

         We believe that our financial resources are adequate for our operations for at least the next 12 months. Our future short and long-term capital requirements will depend on numerous factors, including sales for our first marketed product, Visicol(TM). We have recently received communications from gastroenterologists regarding the presence of a yellowish white material in the colon of certain patients using Visicol(TM) tablets. This material, microcrystalline cellulose or MCC, is a common inactive medicinal tablet stabilizer. While this material is non-toxic and easily removed from the colon during colonoscopy, it is not yet known what effect, if any, the presence of MCC will have on the prescribing habits of gastroenterologists. In addition to Visicol(TM) sales, other factors which cannot be quantified and many of which we cannot control will also impact our short and long-term capital requirements, including: continued commercial costs of Visicol(TM), continued progress in our research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity.

         We are currently conducting a pivotal trial of Colirest(TM) in Crohn's disease, conducting a Phase IV dose ranging study of Visicol(TM) and marketing and selling Visicol(TM) to distributors and drug store chains. Over the next twelve months we expect to spend approximately $5 million on the Colirest(TM) study, $1 million on the Visicol(TM) study and $9 million on Visicol(TM) sales and marketing costs. These activities will be funded by our current cash balance and future Visicol(TM) sales. If Visicol(TM) sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

         We anticipate incurring additional losses in the foreseeable future as we expand our commercial activities relating to Visicol(TM) and research and development activities relating to the Thrombospondin Technology and Fc Receptor Technology. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"). Statement 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of interests method. We believe that this standard will have no impact on its financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. Statement 142 is effective for fiscal years beginning after December 15, 2001. We believe that this standard will have no impact on its financial statements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

         We are exposed to market risk associated with changes in interest rates on its line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2002. The interest rate on the our line of credit has fluctuated from 8.85 % to 5.82% over the past twelve months and the outstanding balance at June 30, 2001 was approximately $2,085,000.

         Typically, a substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government and bank certificates of deposit. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. At June 30, 2001, all of our investments had matured and the proceeds from such maturities were held in cash and cash equivalents, typically government backed money market funds.

         We do not anticipate any material changes in our primary market risk exposures in 2001. We do not hold or issue any derivatives.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         On June 15, 2001, the Company completed a private placement of $10 million 5.5% Convertible Subordinated Notes due June 15, 2003 and warrants to purchase 265,487 shares of the Company's common stock to S.A.C. Capital Associates, LLC and Royal Bank of Canada for an aggregate purchase price of $10,000,000. The notes are convertible into the Company's common stock at a conversion price of $4.52 per share, subject to adjustment in certain circumstances. The warrants are exercisable for shares of the Company's common stock at an exercise price of $5.42 per share, subject to adjustment in certain circumstances, and may be exercised in whole or in part at any time on or prior June 15, 2003.

         The Company engaged Tucker Anthony Sutro Capital Markets and Leerink, Swann & Company to act as placements agent for the private placement. The Company paid the placement agents an aggregate placement fee of $700,000.

         The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Regulation D under the Act in a transaction not involving a public offering to institutional investors that qualified as accredited investors under the Act. The Company agreed to register the resale of the shares of common stock issuable upon conversion of the notes and exercise of the warrants, and has filed a registration statement on Form S-3 with the Securities and Exchange Commission, which has not yet become effective.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's annual meeting of shareholders was held on May 7, 2001. At this meeting, shareholders of the Company:

         (i) Approved the election of six (6) directors.

         The number of votes cast for, and withheld from, each nominee is set forth below.

                                             For                    Withheld

         Leonard S. Jacob, M.D., Ph.D.       27,977,934             1,083,200
         J.R. LeShufy                        28,921,849               139,285
         Steven B. Ratoff                    28,925,249               135,885
         Thomas P. Stagnaro                  28,925,249               135,885
         Robert A. Vukovich, Ph.D.           28,925,249               135,885
         Jerry A. Weisbach, Ph.D.            28,922,789               138,345

         (ii) Approved an amendment to the InKine Pharmaceutical Company, Inc. Certificate of Incorporation increasing the number of authorized shares of common stock, par value $0.0001 per share, from 50,000,000 to 75,000,000 shares.

                For              Against          Abstain

                28,057,732       924,200          79,202

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             3.1      Certificate of Incorporation, as amended on June 6, 2001
             3.2      Amended and Restated By-Laws (1)

            -------------------------------

            (1) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q
                for the quarter ended March 31, 1998, with the Securities and Exchange Commission.

         (b) Reports on Form 8-K.

                  The Company filed a current report on Form 8-K on June 19, 2001 reporting the completion of a private placement of $10 million of 5.5% Convertible Subordinated Notes due June 2003 and warrants to purchase 265,487 shares of the Company's common stock.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    INKINE PHARMACEUTICAL
                                    COMPANY, INC.



Date: August 14, 2001               By: /s/ Robert F. Apple
                                        ----------------------------------------
                                    Robert F. Apple
                                    Chief Financial Officer, (Authorized Officer
                                    and Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.   Title
-----------   -----

  3.1         Certificate of Incorporation, as amended on June 6, 2001

  3.2         Amended and Restated By-Laws (1)

-----------------

(1) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, with the Securities and Exchange Commission.