Form 10-Q
period 2001-09-30
INKINE PHARMACEUTICAL CO INC
filed 2001-11-06
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2001


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

At November 2, 2001, the registrant had outstanding 34,519,129 shares of common stock, par value $.0001 per share.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                      INDEX


                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            BALANCE  SHEETS - as of September 30, 2001 (unaudited) and
            December 31, 2000........................................................3

            STATEMENTS OF OPERATIONS (unaudited) - for the Three and Nine-Months
            Ended September 30, 2001 and 2000 .......................................4

            STATEMENTS OF CASH FLOWS (unaudited) - for the Nine-Months
            Ended September 30, 2001 and 2000........................................5

            NOTES TO UNAUDITED FINANCIAL STATEMENTS..................................6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................................8

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks..............10

PART II - OTHER INFORMATION.........................................................11


SIGNATURES..........................................................................12

                                       2

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS

                      (in thousands, except share amounts)


                                                                              September 30, 2001       December 31, 2000
                                                                              ------------------       -----------------
         ASSETS                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents........................................            $     15,506            $      2,240
     Short-term investments...........................................                       -                   9,280
     Accounts receivable, net.........................................                     142                       -
     Inventory, net...................................................                     304                     686
     Prepaid expenses and other current assets........................                     390                      34
                                                                                  ------------            ------------
         Total current assets.........................................                  16,342                  12,240

Deposits and other long-term assets...................................                     704                     709
Fixed assets, net.....................................................                     440                     451
                                                                                  ------------            ------------

         Total assets.................................................            $     17,486            $     13,400
                                                                                  ============            ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses............................            $      3,160            $        623
       Line of credit.................................................                   2,366                   1,752
                                                                                  ------------            ------------
              Total current liabilities...............................                   5,526                   2,375

Convertible subordinated notes........................................                   9,767                       -
                                                                                  ------------            ------------

         Total liabilities............................................                  15,293                  2,375

Shareholders' equity:
     Preferred stock, $.0001 par value; authorized 5,000,000
       shares; none issued and outstanding ...........................                       -                       -
     Common stock, $.0001 par value; authorized 75,000,000
       shares; issued 34,519,129 and 33,740,802 shares, respectively..                       3                       3
     Less common stock held in treasury (16,515 shares)...............                                             (37)
                                                                                           (37)
     Additional paid-in capital.......................................                  57,893                  56,692
     Deferred compensation............................................                    (181)                   (851)
     Accumulated deficit..............................................                 (55,485)                (44,782)
                                                                                  ------------            ------------

         Total shareholders' equity...................................                   2,193                  11,025
                                                                                  ------------            ------------

         Total liabilities and shareholders' equity...................            $     17,486            $     13,400
                                                                                  ============            ============

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)



                                                           Three-Months Ended                   Nine-Months Ended
                                                             September 30,                        September 30,
                                                         2001             2000                2001            2000
                                                         ----             ----                ----            ----

Product revenue, net .............................      $  465         $      -           $  3,820        $      -
Licensing revenue.................................         500                                 500
                                                      --------         --------           --------        --------
                                                                              -                                  -
      Total revenue...............................         965                -              4,320               -
Cost of goods sold................................        (226)               -             (1,650)              -
                                                      --------         --------           --------        --------
      Gross profit................................         739                -              2,670               -

Research and development..........................       1,576              924              3,515           3,260
Sales and marketing...............................       2,732              275              6,959             275
General and administrative........................         887            1,231              2,871           2,840

Performance based stock expense...................           -            6,055                  -           6,055
                                                      --------         --------           --------        --------
      Operating expenses..........................       5,195            8,485             13,345          12,430

      Loss from operations........................      (4,456)          (8,485)           (10,675)        (12,430)

Interest income...................................         136              266                404             521
Interest expense..................................        (303)              (6)              (426)            (45)
Other                                                        -               -                  (6)              -
                                                      --------         --------           --------        --------
      Net loss....................................    $ (4,623)        $ (8,225)          $(10,703)       $(11.954)
                                                      ========         ========           ========        ========


      Net loss per share - basic and diluted......    $  (0.13)        $  (0.25)          $  (0.31)       $  (0.39)

      Weighted average shares outstanding -
        basic and diluted ........................      34,444           32,883             34,179          30,899





See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)

                                                                            Nine-Months Ended
                                                                              September 30,
                                                                         2001               2000
                                                                         ----               ----
Operating activities:
   Net loss...............................................           $ (10,703)         $ (11,954)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization......................                 126                 86
       Amortization of deferred compensation..............                 885                988
           Performance based stock expense.....................              -              6,055
       Loss on sale of fixed asset........................                   6                  -
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable, net...........                (142)                 -
         Decrease in inventory, net.......................                 382                  -
         (Increase) in prepaid expenses and other assets..                (351)               (84)
         Increase (decrease) in accounts payable
           and accrued expenses...........................               2,577                 (7)
                                                                     ---------          ---------
     Net cash used in operating activities................              (7,220)            (4,916)

Investing activities:
   Purchases of investments...............................                (493)           (12,574)
   Proceeds from maturities and sales of investments......               9,773              7,362
   Proceeds from sale of fixed asset......................                  12                  -
   Capital expenditures...................................                (133)               (40)
                                                                     ---------          ---------
     Net cash provided by (used in) investing activities.                9,159             (5,252)

Financing activities:
   Net proceeds from sale of stock and exercise of options
       and warrants.......................................                 713             13,784
   Borrowings, net of repayments on line of credit.......                  614                101
   Proceeds from sale of convertible subordinated notes...              10,000                  -
                                                                     ---------          ---------
     Net cash provided by financing activities............              11,327             13,885
                                                                     ---------          ---------

Net increase in cash and cash equivalents.................              13,266              3,717

Cash and cash equivalents - beginning of period...........               2,240              1,870
                                                                     ---------          ---------

Cash and cash equivalents - end of period.................           $  15,506          $   5,587
                                                                     =========          =========


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

3. Allowance for Sales Returns

         The Company maintains an allowance for potential future sales returns. This allowance is evaluated on a quarterly basis based on product characteristics, industry averages, wholesaler stocking patterns, and prescription trends. At September 30, 2001, the Company had a $394,000 returns allowance that was included in accounts payable and accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance for the nine-months ended September 30, 2001:

Allowance at December 31, 2000                                $     -
Provision for estimated sales returns                         440,000
Actual sales returns                                         ( 46,000)
                                                             --------
     Allowance at September 30, 2001                          $394,000
                                                             =========

4. Line of Credit

         The Company maintains a $7,500,000 line of credit with a financial institution, which expires January 31, 2002. Monthly interest-only payments are made at a variable per annum rate of 2.20% plus the 30-day Dealer Commercial Paper Rate. Average interest rates for the nine and twelve-month periods ended September 30, 2001 and December 31, 2000, respectively, were 6.62% and 8.49%, respectively.

5. Convertible Subordinated Notes

         On June 15, 2001, the Company completed a private placement of $10,000,000 of 5.50% convertible subordinated notes due June 2003 together with 265,487 warrants. The notes are convertible into the Company's common stock at a conversion price of $4.52 per share and the warrants have an exercise price of $5.42 per share. The conversion price of $4.52 is subject to anti-dilution provisions if the Company were to issue or sell its common stock below the $4.52 conversion price. In accordance with APB Opinion No. 14, the Company allocated the fair value of the proceeds to the debt and warrants issued. The warrants were valued using the Black-Scholes valuation methodology. The allocation was determined based upon the relative fair values of the two securities at the time of issuance. In addition, the Company incurred debt issuance costs that has been deferred and included in Deposits and other long-term assets on the Balance Sheet. The Company will incur non-cash charges to interest expense over the life of the note related to the amortization of the fair value of the warrants and the deferred issuance costs. When considering the amortization of the warrant value and deferred issuance costs, the effective interest rate on this note payable is approximately 10.79%. At September 30, 2001, the Company had $10,000,000 of these notes outstanding, net of $233,000 of deferred warrant costs. In addition, unamortized deferred issuance costs were $671,000 at September 30, 2001.

6. Shareholders Equity

         During the nine-months ended September 30, 2001, the Company received proceeds of approximately $713,000 from the exercise of stock options and warrants.

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

         The quarter ended September 30, 2001 is the third quarter that we have generated sales revenue. Such revenue is the result of our recent commercial introduction of our lead product, Visicol(TM). We have previously funded operations primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since our inception, and expect to incur additional losses in the foreseeable future. We expect that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At September 30, 2001, our accumulated deficit was approximately $55,485,000.

Results of Operations

         We incurred losses of $4,623,000 and $10,703,000 or $0.13 and $0.31 per share for the three and nine-month periods ended September 30, 2001 as compared to $8,225,000 and $11,954,000 or $0.25 and $0.39 per share for the same periods a year ago. We expect to incur losses for the remainder of the year as we continue to incur significant commercial and development costs for Visicol(TM) along with development costs for Colirest(TM).

         Net revenues for Visicol(TM) totaled $965,000 and $4,320,000 for the three and nine-month periods ended September 30, 2001 as compared to no net revenues for the same periods a year ago. Product revenue is sales to pharmaceutical wholesalers and large drug store chains, net of reserves for potential returns and allowances. Also included in net revenues for the current quarter is $500,000 of revenue from an agreement with Zeria Pharmaceutical Company, Ltd. of Tokyo, to license Visicol for Japan.

         Gross profit was $739,000 and $2,670,000 for the three and nine-month periods ended September 30, 2001, as compared to no gross profit for the same periods a year ago. Included in cost of goods sold are both distribution and royalty costs totaling $78,000 and $271,000 for the three and nine-month periods ending September 30, 2001. Distribution cost includes expenses related to contract warehousing, tracking and shipping of product to Visicol(TM) customers. Royalty cost represents amounts due to the inventor of Visicol(TM) based on product sales.

         Research and development expenses were $1,576,000 and $3,515,000 for the three and nine-months ended September 30, 2001 as compared to $924,000 and $3,260,000 for the same periods a year ago. The increase for the three-month period is mostly attributable to approximately $300,000 in costs associated with the reformulation of Visicol(TM) and approximately a $300,000 increase in costs associated with the development of Colirest(TM).

         Sales and marketing costs of $2,732,000 and $6,959,000 were incurred for the three and nine-month periods ended September 30, 2001, as compared to $275,000 for the three and nine-month periods ended September 30, 2000. The cost of the Company's contract sales force was approximately $1,100,000 and $3,000,000 for the three and nine-month periods ended September 30, 2001. The Company also incurred costs related to its co-promotion agreement with Procter and Gamble Pharmaceuticals of $600,000 and $1,400,000 for the three and nine-month periods ended September 30, 2001. In addition, the Company paid royalty and other expenses totaling $200,000 in the third quarter of 2001 related to the Zeria Pharmaceutical license agreement. The balance of sales and marketing costs for the three and nine-month periods ended September 30, 2001 were for marketing activities associated with Visicol. Sales and marketing costs are expected to decrease due to the termination of the Innovex sales force agreement and other cost control measures.

         General and administrative expenses were $887,000 and $2,871,000 for the three and nine-month periods ended September 30, 2001, as compared to $1,231,000 and $2,840,000 for the same periods a year ago. The decrease for the three-months ended September 30, 2001 is related to reduced fees for investor relations consulting and reduced non-cash amortization of deferred compensation. The increase for the nine-month period ended September 30, 2001 is the result of increased administrative personnel and other administrative costs resulting from the expanded scale of operations associated with the launch of Visicol. Included in general and administrative expenses is amortization of deferred compensation of $298,000 and $885,000 for the three and nine-month periods ended September 30, 2001, as compared to $411,000 and $970,000 for the three and nine-month periods ended September 30, 2000.

         The Company incurred a $6,055,000 performance based stock charge during the three and nine-month periods ended September 30, 2000. The one time charge was attributed to the attainment of a previously set milestone of FDA approval of Visicol(TM), which triggered the vesting of option and restricted stock awards granted in connection with the Company's equity compensation plans.

         Interest income was $136,000 and $404,000 for the three and nine-month periods ended September 30, 2001 and $266,000 and $521,000 for the three and nine-month periods ended September 30, 2000. Fluctuations in interest income are the result of earnings on a changing investment balance with variable interest rates. These fluctuations will continue to occur due to such factors.

         We incurred interest expense of $303,000 and $426,000 for the three and nine-month periods ended September 30, 2001, as compared to $6,000 and $45,000 for the same periods a year ago. These increases are the result of increased outstanding balances on our line of credit and interest accrued pursuant to our convertible subordinated notes outstanding.

Liquidity and Capital Resources

         At September 30, 2001, we had cash and cash equivalents of $15,506,000. The cash and cash equivalents balance at September 30, 2001 includes net proceeds from a private placement of convertible subordinated notes of $9,250,000 and warrant and option exercises of $713,000 for the nine-month period ended September 30, 2001.

         We believe that our financial resources are adequate for our operations for at least the next 12 months. Our future short and long-term capital requirements will depend on numerous factors, including sales for our first marketed product, Visicol(TM). We recently announced to the investment community reduced revenue and earnings per share expectations due to the slowing growth trend of Visicol(TM) as a result of the visualization of microcrystalline cellulose (MCC) in certain patients receiving Visicol(TM). As a result of this shortfall, we have taken significant steps to ensure our financial stability into 2003. Such steps include the elimination of 35% of our employee positions, the majority of which were in non-clinical and non-commercial areas. We also terminated our Innovex contract sales organization agreement, which will result in a significant decrease in selling expenses. In addition to the personnel reductions and sales organization restructuring, other operating costs will be reduced in areas such as executive pay, bonuses, and pre-clinical scientific programs. We estimate that these cost-cutting measures will result in savings of approximately $5 million through 12/31/02.

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

         We are currently conducting a pivotal trial of Colirest(TM) in Crohn's disease, conducting a Phase IV dose ranging study of Visicol(TM) and marketing and selling Visicol(TM) to distributors and drug store chains. Over the next twelve-months we expect to spend approximately $3 million on the Colirest(TM) study, $300,000 on the Visicol(TM) study and $5 million on Visicol(TM) sales and marketing costs. These activities will be funded by our current cash balance and future Visicol(TM) sales. If Visicol(TM) sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

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

New Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"). Statement 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of interests method. This standard will have no impact on the Company's financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. Statement 142 is effective for fiscal years beginning after December 15, 2001. This standard will have no impact on the Company's financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2002. The interest rate on the our line of credit has fluctuated from 8.85 % to 4.70% over the past twelve months and the outstanding balance at September 30, 2001 was approximately $2,366,000.

         Typically, a substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government and bank certificates of deposit. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. At September 30, 2001, all of our investments had matured and the proceeds from such maturities were held in cash and cash equivalents, typically government backed money market funds.

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




                                    INKINE PHARMACEUTICAL
                                    COMPANY, INC.


Date: November 5, 2001
                                    By: /s/ Robert F. Apple
                                        ---------------------------
                                    Robert F. Apple
                                    Chief Financial Officer, (Authorized Officer
                                    and Principal Financial Officer)