Form 10-K
period 2001-12-31
INKINE PHARMACEUTICAL CO INC
filed 2002-03-29
CIK 929547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001
                                       or
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number 0-24972
                                                -------

                       INKINE PHARMACEUTICAL COMPANY, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                New York                                      13-3754005
       -------------------------------                --------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

          1787 Sentry Parkway West
           Building 18, Suite 440
           Blue Bell, Pennsylvania                              19422
         --------------------------                   --------------------------
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

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.0001 par value per share
                    -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $61,966,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market of The Nasdaq Stock Market on March 27, 2002. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock. The number of shares of the registrant's Common Stock outstanding as of March 27, 2002 was 34,903,370.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Definitive Proxy Statement for the registrant's 2002 Annual Meeting of Shareholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                               INDEX TO FORM 10-K

                                                                            Page
                                                                      References
                                                                      ----------

PART I

       ITEM 1.    BUSINESS.....................................................1
       ITEM 2.    PROPERTIES..................................................26
       ITEM 3.    LEGAL PROCEEDINGS...........................................26
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........26

PART II

       ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS.........................................27
       ITEM 6.    SELECTED FINANCIAL DATA.....................................28
       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ........................29
       ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.................................................35
       ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................35
       ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................35

PART III

       ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........36
       ITEM 11.   EXECUTIVE COMPENSATION......................................36
       ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..................................................36
       ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............36

PART IV

       ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K.................................................37
                  LIST OF EXHIBITS............................................37

SIGNATURES        ............................................................40

INDEX TO FINANCIAL STATEMENTS................................................F-1

                                     PART I
ITEM 1. BUSINESS.

FORWARD LOOKING STATEMENTS

    In addition to historical facts or statements of current condition, this report contains some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress on our research programs, development of potential pharmaceutical products, interpretation of clinical results, prospects for regulatory approval, manufacturing development and capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. You may identify some of these forward-looking statements by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth in the discussion below. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such factors or forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

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

     o In February 1997, we acquired the rights to develop and commercialize "Visicol(TM)" tablets (brand of sodium phosphate) (formerly "Diacol(TM)") to clean the colon for any medical purpose and for use as a laxative, with respect to which a Phase IIb clinical trial for use prior to colonoscopy had been completed at that time.

     o In November 1997, simultaneously with the consummation of a private placement, we acquired the rights to develop and commercialize two additional groups of technologies: (i) technologies to down or up-regulate the Fc receptors on macrophages and other cells to treat serious autoimmune disorders and other diseases, including asthma/allergy (the "Fc Receptor Technology") and (ii) technologies for the treatment of cancer, specifically, the inhibition and prevention of tumor metastasis (the "Thrombospondin Technology"). The compounds and technologies making up the Fc Receptor Technology are currently in clinical trials and pre-clinical stages of development while the compounds and technologies making up the Thrombospondin Technology are currently in pre-clinical stages of development.

     o In February 2001, we entered into an agreement with Morton Grove Pharmaceuticals to develop and manufacture IBStat(TM) (brand of hyoscyamine sulfate), an immediate release antispasmodic product to be marketed by us to gastroenterologists for use as an acute care product for a variety of indications.

         Visicol(TM). In February 1997, we entered into a License Agreement (the "ALW License") with a partnership (the "ALW Partnership") where we acquired the worldwide exclusive rights to sell, manufacture and sub-license Visicol(TM). Visicol(TM) is the first and only patented tablet purgative preparation indicated for bowel cleansing prior to colonoscopy. All other ethical colonic cleansing products currently on the market are in liquid form, require the ingestion of between one to four liters of fluid, and have either a very salty taste or a taste so foul that patients are often unable to consume the required dosage and/or nausea and vomiting occurs. Failure to ingest the required amount of liquid could result in incomplete cleansing, and, in turn, an adenoma or benign polyp could be overlooked during colonoscopy. Two Phase III clinical studies conducted by us found that Visicol(TM) is as effective a colonic cleanser, and better tolerated by patients, than the most commonly prescribed liquid preparation. With respect to patient tolerance of each preparation, compared to patients taking Visicol(TM) over twenty times the number of the patients taking the liquid purgative found the preparation "bad, barely tolerable" or "very bad, not tolerable." Most patients taking Visicol(TM) found that the tablets had no taste.

         In September 2000, we received notification from the United States Food and Drug Administration, commonly known as the FDA, that Visicol(TM) was approved for marketing for cleansing of the bowel as a preparation for colonoscopy. The FDA's approval occurred in ten months from our submission of a new drug application, commonly known as an NDA. The FDA's approval included full labeling of the product. Following the FDA approval of Visicol(TM), we commenced marketing and sales efforts and began shipping Visicol(TM) to our customers in January 2001. In February 2001, we entered into a co-promotion agreement with Procter and Gamble Pharmaceuticals to promote Visicol(TM) to gastroenterologists and colorectal surgeons. In March 2002, we amended this agreement to provide for incentives tied to prescription growth and to extend the term of the agreement to December 31, 2002.

         During 2001, gastroenterologists reported the visualization of microcrystalline cellulose (MCC) in certain patients receiving Visicol(TM) tablets. MCC is a commonly used, inert, but highly insoluble substance that binds and fills Visicol(TM) tablets. Our strategy for overcoming the issue of MCC visualization during colonoscopy has been twofold. First, we supported a Phase IV clinical study to evaluate Visicol(TM)'s efficacy at a reduced dosing regimen (20% and 30% less tablets and clear liquid volume). In early 2002 we announced that colonic cleansing with the reduced regimen was efficacious. Secondly, we were able to reformulate Visicol(TM) to contain significantly less MCC. In December 2001 we submitted and in March 2002 the FDA approved a supplemental new drug application, commonly known as an SNDA, for a new formulation of Visicol(TM). We expect to launch this new formulation in the second quarter of 2002.

    IBStat(TM). In February 2001, we entered into an agreement with Morton Grove Pharmaceuticals to develop and manufacture IBStat(TM), an immediate release antispasmodic product. IBStat(TM) will be the combination of an FDA approved generic drug and an FDA approved delivery system. IBStat(TM) will be marketed to gastroenterologists for use as an acute care product for a variety of indications, including spasm of the colon. Under the agreement, Morton Grove Pharmaceuticals will develop and supply the product and we will market and sell IBStat(TM) through our commercial operations. We estimate that IBStat(TM) may be available to patients in the second quarter of 2002.

         The Fc Receptor Technology. The focus of our research in the Fc Receptor Technology area is to discover and develop pharmaceuticals designed to modulate the immune system by manipulating macrophage and mast cell function. Specifically, we are primarily focused on developing treatments for various autoimmune diseases. Millions of patients in the United States suffer from serious autoimmune diseases, including inflammatory bowel disease ("IBD"), rheumatoid arthritis, systemic lupus erythematosus ("lupus"), Graves Disease, idiopathic thrombocytopenic purpura ("ITP") and others. The therapeutic agents that have traditionally constituted the mainstay for the treatment of autoimmune disorders are glucocorticoid hormones (typically prednisone), which inhibit macrophage Fc receptor expression but which must be administered in high dosages and/or for extended periods of time and which are accompanied by substantial side effects, including exacerbation of diabetes, hypertension, electrolyte imbalance, weight gain, osteoporosis and increased susceptibility to infection. In the case of ITP, an autoimmune disorder of the blood, most patients relapse after glucocorticoid treatment is tapered, and in a number of such cases, surgical removal of the spleen is ultimately required.

         The Fc Receptor Technology is being developed under the guidance of Alan D. Schreiber, M.D., Professor of Medicine and Assistant Dean for Research at the University of Pennsylvania School of Medicine. The Fc Receptor Technology consists of progesterone derivatives which do not appear to have the toxic side effects of glucocorticoid hormone treatments. In addition, many of these progesterone derivatives do not have the potentially undesirable hormonal effects normally associated with traditional progesterone and other sex hormone treatments.

    The most advanced product candidates in the family of compounds comprising the Fc Receptor Technology are Hematrol(TM), a potential treatment for ITP, and Colirest(TM), a potential treatment for IBD. We believe that the results from two Phase II clinical studies completed to date demonstrate that Hematrol(TM) was safe and effective in the treatment of patients with ITP. In March 1998, we initiated a Phase III pivotal trial of Hematrol(TM) at 38 sites in the United States under a revised protocol. In June 1999, we announced, after reviewing unaudited interim Phase III efficacy and safety data with the FDA, that Hematrol(TM) appeared to benefit certain patients with ITP without the high incidence of side effects that would normally be seen with the chronic administration of "classical steroids," such as prednisone. Discussions with the FDA regarding the data to date were favorable. In order to focus our efforts on gastrointestinal products, we are currently considering sublicensing Hematrol(TM) to other pharmaceutical companies which have a hematology focus. If this strategy is not successful, we will consider resuming clinical development.

    Due to the unique action of Hematrol(TM) on inflammatory mediators, Dr. Schreiber conducted preclinical testing of Colirest(TM), a related compound, in an accepted animal model of IBD. The results demonstrated that Colirest(TM) was effective in decreasing lymphocyte infiltration into the bowel compared to the buffer control. Due to good long-term safety data obtained in the ITP clinical trials, we submitted a Phase II protocol to the FDA to evaluate Colirest(TM) for the treatment of IBD, specifically Crohn's disease and ulcerative colitis. In late 2000, we completed two Phase II multicenter clinical trials, which demonstrated that Colirest(TM) was effective in treating patients with both Crohn's disease and mild or moderate active ulcerative colitis.

    In February 2001, we announced that the FDA had agreed that we could proceed with a planned pivotal study of Colirest(TM) in patients with active Crohn's disease. The FDA determined that our planned randomized, double blind, placebo-controlled dose ranging study fulfills the requirements for the design of a pivotal study and with positive results could count as one of the two pivotal studies required for FDA approval of Colirest(TM). This pivotal trial was launched in June 2001. We intend to initiate dialogue with the FDA to determine the appropriate course to advance Colirest(TM) to later stage trials for ulcerative colitis.

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

         More recently, Dr. Tuszynski has invented a novel soluble protein, Angiocidin, which is a potent inhibitor of new blood vessel formation (angiogenesis). Dr. Tuszynski discovered that Angiocidin is a receptor (docking site) for TSP-1, and that Angiocidin specifically breaks up and kills blood vessels in culture and when administered intravenously to animals bearing an aggressive lung tumor implanted in their flank, significantly inhibited the growth of the tumor. A patent application was filed in January 2000 directed to the composition of matter for the novel soluble protein. (The peptide molecules, the polyclonal antibody, the TSP-1 receptor and Angiocidin are referred to as the "Thrombospondin Technology").

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

    The following table describes the diseases upon which we intend to focus the majority of our research and product development efforts at least through calendar year 2002, and also sets forth the current development status of Visicol(TM) and our product candidates in each area:

        PROGRAM                           THERAPEUTIC INDICATIONS                       DEVELOPMENT STATUS
        -------                           -----------------------                       ------------------

-------------------------------------------------------------------------------------------------------------------------
Visicol(TM)                  o    Cleansing of colon prior to colonoscopy          FDA approved; marketed product
                                                                                   FDA approved SNDA
                             ----------------------------------------------------- --------------------------------------
                             o    Cleansing of colon prior to sigmoidoscopy        Phase I completed
                             ----------------------------------------------------- --------------------------------------
                             o    Constipation                                     Phase I completed
---------------------------- ----------------------------------------------------- --------------------------------------
IBStat(TM)                   o    Immediate release acute care  antispasmodic for  To be marketed a variety of  indications,  including  spasm of
                                  the colon
---------------------------- ----------------------------------------------------- --------------------------------------
Hematrol(TM)                 o    Idiopathic Thrombocytopenic Purpura              Phase II complete
                                                                                   Phase III (on hold)
                                                                                   Single dose pharmacokinetic
                                                                                     study complete
---------------------------- ----------------------------------------------------- --------------------------------------
Colirest(TM)                 o    Crohn's and Ulcerative Colitis                   Phase II Crohn's disease complete
                                                                                   Phase II ulcerative colitis complete
                                                                                   Pivotal Phase IIb Crohn's disease
                                                                                     initiated
---------------------------- ----------------------------------------------------- --------------------------------------
Thrombospondin               o    Prevention of metastatic cancer                  Preclinical (lead compound identified)
Technology                        including but  not limited to breast,            Receptor cloned
                                  lung, prostate, pancreas and squamous
                                  cell cancer
-------------------------------------------------------------------------------------------------------------------------




         We spent $5,361,000, $7,060,000, $5,731,000 and $6,565,000 for research and development during the year ended December 31, 2001, six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999, respectively. Included in the six-month period ended December 31, 2000 is $4,848,000 of performance based stock expense that resulted from the vesting of options and restricted stock in connection with the attainment of a previously set milestone of FDA approval of Visicol(TM).

         Visicol(TM)

         Colorectal Cancer and Colonoscopies; Background and Statistics. According to the American Cancer Society, 2002 Cancer Facts and Figures, colorectal cancer is the second leading cause of cancer related deaths in the United States, with approximately 148,300 new cases and 56,600 deaths estimated for 2002. The incidence of colorectal cancer has increased on a yearly basis and is higher in women (51% of all colorectal cancer cases in the United States are in women) than men (49% of all cases). Other statistics of age-specific incidence and mortality rates show that 90% of cases diagnosed are in patients over 50 years of age with most patients (63% of all cases diagnosed) being diagnosed with advanced disease. Although the 5-year case fatality rate is 39%, if the disease can be diagnosed in an earlier localized stage the survival rate approaches 90%.

    Approximately 6% of Americans will develop colorectal cancer. The reported risk of colorectal cancer increases after age 40, rises sharply at ages 50-55, and doubles with each succeeding decade until it peaks at age 75. It is fairly well established that colorectal cancer begins as a benign polyp or adenoma and that a benign adenoma may exist for five or ten years before degenerating into cancer. Therefore, with colonoscopic and sigmoidoscopic surveillance, along with excision of the benign polyp or adenoma, colorectal cancer appears to be a preventable disease. Many physicians believe that screening colonoscopy is essential for high-risk groups, which include those with a family or personal history of colorectal cancer. High-risk groups account for 15-20% of all colorectal cancers.

         The American Cancer Society's published guideline for colon cancer screening recommends periodic screening for all persons over the age of 50 years. More intensive screening, often starting at an earlier age, is recommended for various groups of persons at high risk of colon cancer, including those with a family history or personal history of colon cancer. Although, colonoscopy is one of several methods used to screen for colon cancer, the American Cancer Society, along with many physicians, consider colonoscopy to be the "gold standard" for colon cancer screening. This belief has been strengthened by several large, recently published studies showing that colonoscopy is better at detecting cancer than several other common screening methods. Colonoscopy is widely used to screen patients at high risk for colon cancer and is used to follow up most patients who have had suspicious findings with other screening methods.

         Estimates from the National Cancer Institute suggest that between 65-75% of early cancers can be detected by screening asymptomatic individuals over 50 years of age with a 60-cm flexible sigmoidoscope, and the detection rate increases dramatically when a 165-cm colonoscopy device is utilized. As a result of such recommendations, colonoscopies have increased in the United States. Additionally, in July 2001, Medicare began reimbursing for colonoscopy procedures for the prevention and diagnosis of colon cancer. We believe that a trend of increasing numbers of procedures will continue as the number of persons in the United States over the age of 50 grows. Gastroenterologists and colorectal surgeons comprise the substantial majority of professionals who perform colonoscopy. However, we believe that flexible sigmoidoscopy is now routinely done by many generalists (i.e., internists and family practitioners) in the United States.

         Competing Colon Cleansing Products. Cleansing the colon is necessary prior to colonoscopy or sigmoidoscopy, especially when the procedure is being used to screen for pre-cancerous lesions which may be 1 cm or smaller in size. Ineffective cleansing can result in poor visualization, which in turn can cause the screening physician to miss an adenoma or benign polyp.

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

         All purgative products, other than Visicol(TM), are currently administered in liquid form. There are three dominant products which use PEG:
Golytely(R) and NuLYTELY(R), which are manufactured by Braintree Laboratories, Inc. and Colyte(R) which is manufactured by Schwarz Pharma, Inc. Each product requires the ingestion of 4 liters (over 1 gallon) of PEG in roughly 3.5 hours. Additionally, PEG has an extremely salty taste. More recently, aqueous sodium phosphate solution (Fleet's Phospho-soda, manufactured by C.B. Fleet Company, Inc.) has been used as a purgatory alternative. Aqueous sodium phosphate solution has been demonstrated to be as effective as the PEG-electrolyte purge as a colonic cleanser. However, although a smaller volume of liquid is required to be ingested for effective colonic cleansing with aqueous sodium phosphate (between 1 and 2 liters of water), the taste of the solution is so foul that nausea and vomiting frequently occur.

         Advantages of the Visicol(TM) Bowel Preparation for Colonic Cleaning. One of our Phase IIb and both of our Phase III clinical studies were designed to determine the efficacy and safety and evaluate patient tolerance/preference of Visicol(TM) tablets compared competing bowel evacuants. Our Phase IIb clinical trial compared Visicol(TM) to Fleet's Phospho-soda and Colyte(R) and our Phase III clinical trials compared Visicol(TM) to cherry flavored NuLYTELY(R). In each study, Visicol(TM) was equal or better in terms of efficacy and safety than the competing bowel preparation(s) included in the study. In terms of patient tolerance and preference, the data from each of the studies significantly favored Visicol(TM).

         Specific results of the Visicol(TM) Phase IIb 342 patient single blinded clinical trial is as follows:

        o Over 40% of patients taking Fleet's Phospho-soda and over 10% of the patients taking Colyte(R) found the taste unacceptable. Conversely, all patients taking the sodium phosphate tablets found that the tablets had no taste or a pleasant taste.

        o Adverse effects included nausea and moderate to severe vomiting occurring in greater than 6% of patients taking a liquid preparation. Conversely, none of the patients taking the sodium phosphate tablets experienced nausea or vomiting.

        o 50% of the patients who took the Colyte(R) preparation and 20% of the patients who took the Fleet's Phospho-soda preparation found the respective liquid preparation to be satisfactory as compared to 80% of the patients who took the sodium phosphate tablets.

        o Almost all patients who took the sodium phosphate tablets in the study but who had previously taken liquid Colyte(R) or liquid Fleet's Phospho-soda outside the study, preferred the sodium phosphate tablets for future colonoscopies.

         Specific results of the Visicol(TM) Phase III 800 patient randomized, singled blinded pivotal clinical trials are as follows:

        o 84% of Visicol(TM) patients were rated 'good' to 'excellent' for colon cleansing as compared to 77% of NuLYTELY(R) patients.

        o 43% of NuLYTELY(R)patients were unable to complete the prescribed dose as compared to 6% for Visicol(TM).

        o More than 90% of Visicol(TM) patients said they would use the product again.

        o 76% of NuLYTELY(R) patients said they would prefer Visicol(TM) for future colonoscopy.

        o Nausea, vomiting and bloating were each significantly less frequent with Visicol(TM).

        o More than 70% of the patients treated with Visicol(TM) found that the tablets had either a pleasant taste or no taste at all.

        o More than 90% of patients treated with Visicol(TM) found it 'easy' or only 'slightly difficult' to drink the clear liquids associated with the dosing regimen.


         FDA Approval of Visicol(TM) Tablets. Following such favorable clinical results, we submitted an NDA to the FDA in November 1999. Ten months later, in September 2000, we received notification from the FDA that Visicol(TM) tablets (brand of sodium phosphate) for cleansing of the bowel as a preparation for colonoscopy was approved for marketing. The FDA's approval included full labeling of the product. Visicol(TM) is the first and only tablet purgative preparation indicated for bowel cleansing prior to colonoscopy.

         Commercial Launch of Visicol(TM). Following the FDA's approval of Visicol(TM), we immediately commenced marketing and sales efforts. We began shipping Visicol(TM) to our customers in January 2001. In February 2001 we entered into a co-promotion agreement with Procter & Gamble Pharmaceuticals to promote Visicol(TM) to gastroenterologists and colorectal surgeons. See the "Marketing and Sales" section for an overview of our marketing and sales strategies.

         During 2001, gastroenterologists reported the visualization of microcrystalline cellulose (MCC) in certain patients receiving Visicol(TM) tablets. MCC is a commonly used, inert, but highly insoluble substance that binds and fills Visicol(TM) tablets. The presence of MCC deterred some gastroenterologists from prescribing of Visicol(TM). Our strategy for overcoming the issue of MCC visualization during colonoscopy has been twofold. First, we supported a Phase IV clinical study to evaluate Visicol(TM)'s efficacy at a reduced dosing regimen (20% and 30% less tablets and clear liquid volume). In early 2002 we announced that colonic cleansing with the reduced regimen was comparable to the labeled dose with reduced MCC visualization. Secondly, we were able to reformulate Visicol(TM) to contain significantly less MCC. In December 2001 we submitted and in March 2002 the FDA approved an SNDA for a new formulation of Visicol(TM). We expect to launch this new formulation in the second quarter of 2002.

         Other Applications for Visicol(TM). We believe there are several other potential indications for the use of Visicol(TM). Colonic purgation is required in all pre-operative colonic surgical procedures and therefore could be used as a pre-operative preparation in lieu of NuLYTELY(R) which is currently used a majority of the time. Colonic purgation is also required prior to other visualization procedures such as barium enema examinations and flexible sigmoidoscopy. Additionally, we believe that Visicol(TM) may be effective as a laxative for chronic constipation. At this time, however, we do not intend to do any further clinical studies to support these beliefs.

         Proprietary Rights to Visicol(TM) Pursuant to License Agreement. In February 1997, we entered into the ALW License with the ALW Partnership pursuant to which we obtained an exclusive worldwide license, in perpetuity (subject to expiration of underlying patents and rights of termination in the event of breach by a party), to develop, use, market, sell, manufacture, have manufactured and sub-license, in the field of colonic purgatives or laxatives (the "Field of Use"), Visicol(TM) along with ALW Partnership's body of proprietary technical information, trade secrets and know-how related thereto. A U.S. patent Non-Aqueous Colonic Purgative Formulations--as to Visicol(TM) (covering any solid form of administration of sodium phosphate for use as a colonic cleansing agent or as a laxative) was issued in April 1997. In December 2000, the U.S. Patent and Trademark Office issued to us a patent for numerous other solid-dose colonic cleansing agents. In June 2001, the Canadian Patent Office granted a Notice of Allowance. Patents for Visicol(TM) tablets are presently pending in Europe.

         Our rights under the ALW License automatically extend to improvements developed by us and/or the ALW Partnership that are derivative of Visicol(TM). In addition, we have a right of first refusal with respect to any new products which relate to the Field of Use but which are not derivative of Visicol(TM).

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

    While the cause of IBS is not fully understood, it appears that IBS is a disturbance in the interaction among the intestinal tract, the brain and the nerves that regulate bowel motility (motor function) and sensory function. Research has shown that the bowel in IBS sufferers is more sensitive than usual and this sensitivity sets off a reaction that causes the symptoms. The bowel is a muscular tube that propels food from mouth to anus, allowing nutrients to be digested and absorbed along the way. Regular muscular contractions propel the contents through the colon. If the bowel is overactive, the contents pass more rapidly and the patient gets diarrhea, whereas sluggish activity causes constipation. Muscle spasm in the bowel causes discomfort and cramping pain.

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

    Treatment of IBS. Typical IBS treatment entails eliminating or diminishing stressful situations, managing the patient's response to stress, modifying the diet and using drugs to reduce the colonic spasm. To modify the diet physicians often use high fiber diets and often recommend a fiber supplement. Fiber supplements are often used for both constipation and diarrhea symptoms of IBS.

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

    Marketing and Sales Agreement: IBStat(TM). In February 2001, we entered into an agreement with Morton Grove Pharmaceuticals to develop, manufacture and market IBStat(TM), an immediate release antispasmodic product. IBStat(TM) will be the combination of an FDA approved generic drug and an FDA approved delivery system. IBStat(TM) will be marketed to gastroenterologists for use as an acute care product for a variety of indications, including IBS and other related conditions that cause spasm of the colon. Under the agreement, Morton Grove Pharmaceuticals will develop and supply the product and we will market and sell IBStat(TM) through our commercial operations. We estimate that IBStat(TM) may be available to patients in the second quarter of 2002. At this time, we do not intend to conduct any preclinical or clinical studies on this product in the future.

    Fc Receptor Technology (Hematrol(TM)and Colirest(TM))

    Autoimmune and Inflammatory Diseases: Background and Statistics. Millions of patients in the United States suffer from a variety of serious autoimmune disorders including rheumatoid arthritis, IBD, lupus, autoimmune hemolytic anemia, Graves Disease, ITP and others. All of these disorders are antibody-mediated and involve antibody-coated complexes, which are central to disease pathophysiology. In almost all cases, the current therapy of choice is to administer glucocorticoids, such as prednisone, at high doses and/or for extended periods of time. Unfortunately there are many complications of glucocorticoid treatment; adverse events are common and involve many major organ systems.

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

         The following is the estimated U.S. population for select autoimmune diseases in the disease categories noted below:

   --------------------------------------------------------------------------

                        Estimated U.S. Patient Population
   --------------------------------------------------------------------------

                      Disorder                             Number of Patients
   ------------------------------------------------------- ------------------

   ITP                                                             30,000
   ------------------------------------------------------- ------------------

   IBD (both Crohn's Disease and Ulcerative Colitis)            1,000,000
   ------------------------------------------------------- ------------------

   Systemic Lupus Erythematosus                                   500,000
   ------------------------------------------------------- ------------------

   Rheumatoid Arthritis                                         2,100,000
   ------------------------------------------------------- ------------------

         Treatment Options; Glucocorticoid; Progesterone. We believe that a number of autoimmune diseases may be treated by modulation of the Fc receptor. For example, ITP, autoimmune hemolytic anemia, lupus and rheumatoid arthritis are all antibody-mediated and generally responsive to steroids. We further believe that by concentrating on careful elucidation of mechanisms of autoimmune diseases and the role of macrophage Fc receptors in the pathophysiology of these disorders, a series of useful therapeutic agents can be identified.

         Glucocorticoid hormones are small molecules that rank among the most effective therapeutic agents in the treatment of autoimmune disorders. It has been established that one important mechanism for their efficacy is their ability to inhibit macrophage Fc receptor expression by down-regulating the transcription of these receptors. While glucocorticoids are used widely in autoimmune diseases, substantial side effects limit their overall effectiveness. Toxic effects observed include exacerbation of diabetes, hypertension, electrolyte imbalance, weight gain, osteoporosis and increased susceptibility to infection.

    We have focused our development efforts on a search for agents that inhibit the clearance of antibody complexes without the accompanying toxicities observed by many glucocorticoids. For treatments of diseases characterized by interactions of IgG-containing immune complexes with macrophage Fc receptors, we have concentrated on progesterone derivatives that do not cause the toxicities seen with glucocorticoids.

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

         Crohn's disease is a chronic disease, the cause of which is not known. Medication currently available decreases inflammation and usually controls the symptoms, but does not provide a cure. Because Crohn's disease behaves similarly to ulcerative colitis, from which it may be difficult to differentiate, the two disorders are grouped together as inflammatory bowel disease (IBD). Crohn's disease affects all layers of the intestine in which there can be normal healthy bowel in between patches of diseased bowel. Depending on where the involvement occurs, Crohn's disease may also be referred to as Ileitis, regional enteritis or colitis. It is referred to as Crohn's disease because Burrill B. Crohn was the first name in the three-author landmark paper published in 1932 which described the disease.

         According to the Crohn's & Colitis Foundation of America, it is estimated that there may be up to 500,000 Americans with Crohn's. Males and females appear to be affected equally. While Crohn's disease afflicts people of all ages, it is primarily a disease of the young. Most cases are diagnosed before age 30, but the disease can occur in the sixth, seventh and later decades of life. Because no medical cure for Crohn's disease exists, the goals of medical treatment are to suppress the inflammatory response, permit healing of tissue and relieve the symptoms of fever, diarrhea and abdominal pain. Several groups of drugs form the mainstay of therapy for Crohn's disease today. They are:

          1. Aminosalicylates: These medications include aspirin-like medications such sulfasalazine and mesalamine, administered both orally and rectally.
          2.   Corticosteroids: These medications include prednisone and
               methylprednisolone, available orally and rectally.
          3.   Immune modifiers: These medications include azathioprine,
               6-mercaptopurine (6-MP), methotrexate and cyclosporine.
          4.   Antibiotics: metronidazole, ampicillin, ciprofloxacin and others.
          5.   Anti-TNF Inhibitor: infliximab.

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

         Currently, no medical cure for ulcerative colitis exists, but effective medical treatment can suppress the inflammatory process, permit healing of the colon, and relieve the symptoms of diarrhea, rectal bleeding and abdominal pain. As such, the treatment of ulcerative colitis involves medicines that decrease the abnormal inflammation in the colon lining and thereby control the symptoms. Three major classes of medication are used today to treat ulcerative colitis. They are:

          1. Aminosalicylates: These medications include aspirin-like medications such as 5-aminosalicylic acid (5-ASA, mesalamine, olsalazine) and sulfasalazine. These medications are effective in the treatment of mild to moderate episodes of ulcerative colitis.
          2. Corticosteroids: These medications include prednisone, methylprednisolone and budesonide. These medications are used for patients with moderate to severe disease.
          3. Immunomodulatory medicines: These medications include azathioprine, 6-mercaptopurine (6-MP) and cyclosporine. As a group, they alter the body's immune cells from interacting with the inflammatory process. These medications, however, can take as long as three months to begin their beneficial effects.

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

         Although researchers do not know what causes this disease, they do not believe it is caused by emotional stress or food, or that it is transmitted directly from one person to another. Research has shown that in ulcerative colitis, the body's defenses are operating against some substances in the body, perhaps in the digestive tract, which the body recognizes as foreign. These foreign substances (antigens) may themselves cause the inflammation to begin or to stimulate the inflammatory process to continue without control.

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

    Summary of Clinical Data. To date there have been two studies completed in humans that have assessed the effects of Colirest(TM) on Crohn's disease and ulcerative colitis, respectively. The results of the Phase II studies indicate that Colirest(TM) appears safe and effective in the treatment of patients with both Crohn's disease and ulcerative colitis. The results of the studies were as follows:

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

           In February 2001, we announced that the FDA had agreed that we could proceed with a planned pivotal study of Colirest(TM) in patients with active Crohn's disease. The FDA determined that our planned randomized, double blind, placebo-controlled dose ranging study fulfills the requirements for the design of a pivotal study and with positive results could count as one of the two pivotal studies required for FDA approval of Colirest(TM). This pivotal trial was launched in June 2001 and we currently have 38 centers enrolling patients in the United States. We anticipate initiating the second pivotal study in 2003.

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

         ITP, an orphan disease (a disease with less than 200,000 cases), is a disorder that stems from Fc receptor-mediated macrophage phagocytosis of antibody-coated platelet complexes. The purpura, when produced, is severe and marked by copious hemorrhage from mucus membranes. If platelets are severely depleted, hemorrhage into the brain can occur, which is often fatal. ITP is seen alone (i.e., without concomitant autoimmune disease) as well as in up to 20% of lupus patients and in HIV-infected patients.

         Treatment of ITP typically begins with prednisone for variable periods of one month or longer. A substantial number of patients respond to treatment. Patient tolerance is limited and most patients relapse as prednisone treatment is tapered. Eventually the majority of patients advance to splenectomy to which, again, a substantial portion respond.

         Intravenous immunoglobulin ("IVIG") is used occasionally in very ill patients or those refractory to prednisone, either before or following splenectomy. IVIG treatment is believed to cause an antibody blockade of the Fc receptor, inhibiting the clearance of IgG-coated platelets. Response rates are similar to glucocorticoid therapy but immunoglobulin treatment is expensive and relapse typically follows discontinuation of treatment. WinRho SD, a polyclonal antibody product which appears to work by inhibiting macrophage Fc receptor mediated clearance of the IgG-coated platelet, is intended to be a more convenient option to IVIG treatment in that WinRho SD can be rapidly infused while IVIG cannot. WinRho SD still must be repeatedly administered parenterally for this chronic disease, thus offering only modest benefit over IVIG as well as continuing to raise certain safety issues regarding the product.

         Hematrol(TM) and ITP. Hematrol(TM) is being evaluated for treatment of ITP. Hematrol(TM)'s mechanism of action for ITP is similar to that of glucocorticoids on the regulation of macrophage Fc receptor production and results in diminution of IgG-containing complex engulfment. Given this insight, we believe that exploring related compounds with an improved safety profile over glucocorticoids and progestins in lupus and rheumatoid arthritis has merit.

         Upon successful development of Hematrol(TM), we anticipate that ITP patients will more readily accept Hematrol(TM) because it will be better tolerated and available as an oral formulation with a reduced side effect profile as compared to IVIG, WinRho, or prednisone, although no assurance as to successful development or patient acceptance can be given. Hematrol(TM) is a progesterone molecule, demonstrating glucocorticoid properties but without the side-effect profile commonly associated with glucocorticoids. An extensive body of experience in human use exists and the drug is well characterized. No significant estrogenic activity has been observed to date with Hematrol(TM).

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

    Phase III (Pivotal) Trials Program; Trial Design. A United States pivotal trial was initiated calling for 100 evaluable ITP patients to be enrolled at approximately 38 sites. Patients must be newly diagnosed or previously responsive to prednisone. Patients will be required to have a mean platelet count between 15,000 and 75,000/mm(3) at entry. The primary efficacy endpoint was defined as an increase in baseline platelet count of at least 20,000/mm(3). Dosing in this open-label, historically controlled, 42-day course of treatment, commenced in March 1998.

         Responders in the active disease phase would then be randomized in a double-blind fashion, to one of three groups for an additional 42 days to assess maintenance of effect: placebo, Hematrol(TM) at half-strength and Hematrol(TM) at full-strength. The primary efficacy endpoint in this phase is maintenance of the therapeutic effect, e.g., by a sustained increase in baseline platelet count of > 20,000/mm(3).

         Interim Results of Phase III Data of Hematrol(TM). In June 1999, we announced after reviewing unaudited interim Phase III efficacy and safety data with the FDA that Hematrol(TM) appeared to benefit certain patients with ITP without the side effects that would normally be seen with the chronic administration of "classical steroids," such as prednisone. Discussions with the FDA regarding the data to date were favorable.

         In order to focus our efforts on gastrointestinal products, we are currently considering sublicensing Hematrol(TM) to other pharmaceutical companies which have a hematology focus. If this strategy is not successful, we will consider resuming clinical development.

         Additional Therapeutic Opportunities Identified in the Fc Receptor Program. In addition to the autoimmune program, we may pursue two other novel programs: serious infection and asthma/allergy.

         Alan D. Schreiber, M.D., who is conducting sponsored research for us, demonstrated and published in peer-reviewed journals the feasibility of conferring engulfment (phagocytic) properties to cells that are not normally capable of phagocytosis by nature. In collaboration with a leading gene therapy researcher, this conversion was possible by administering Fc receptor gene cDNA to the cells of interest. The feasibility of converting a non-phagocytic cell to a phagocytic cell could represent a critical step in the body's fight against infectious microorganisms. Dr. Schreiber has developed novel therapeutic strategies to facilitate the removal of bacteria from the lung and from the systemic circulation (via the liver). Such new therapies might be used in association with antibiotics for the treatment of serious pulmonary or systemic infections and in the prevention of the onset of infection in disorders predisposed to bacterial or opportunistic infections.

         Cellular receptors in the lung, (the IgE receptors), induce the release of histamine and other biologically active products important in the pathophysiology of asthma and other allergic disorders. Dr. Schreiber has developed strategies for the local and systemic administration of therapies to potentially prevent and treat these disorders. Two distinct novel targets which have been characterized in detail are: (1) the Fc receptor domain responsible for initiating the downstream signaling events resulting in mast cell histamine release and subsequent bronchoconstriction and (2) the kinase responsible for an initial step in the signal transduction process. A peptide inhibitor which binds to the intracellular Fc receptor domain has been made and delivery issues are currently being addressed. Several oligonucleotide inhibitors of the second signal kinase have been made and can suppress histamine release in-vitro and in-vivo. Animal feasibility efficacy studies have commenced for oligonucleotide therapies. This research is at the very early stages of development and we do not know if, when or in what form this work would advance to clinical studies.

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

         Thrombospondin Technology

         Cancer and Metastasis; Background and Statistics. Cancerous tumors are believed to form when cancer cells multiply at a rate that is greater than the rate at which the host defense system can destroy the cells. Traditional methods of treating cancer generally include surgery, radiation therapy and chemotherapy. Presently, chemotherapeutic approaches to cancer generally involve the use of broad-based cytotoxic agents that kill many rapidly growing normal cells in addition to cancer cells. Significant side effects result from cytotoxic therapy. Most cancer will spread beyond its original site and invade surrounding tissue, and may also metastasize to more distant sites and ultimately cause death in the patient unless effectively treated. To be effective, cancer treatment must not only target the primary site but also its metastasis.

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

         Dr. Tuszynski has found a specific amino acid sequence in TSP-1 that is believed to be responsible for promoting the effects of this molecule on tumor cell adhesion and metastasis. From this discovery, Dr. Tuszynski invented a series of peptide molecules, and a patent for the molecules has been allowed in the United States. These molecules significantly reduce metastasis of a mouse tumor cell line and a human tumor cell line when injected into athymic mice. Dr. Tuszynski has also developed a murine polyclonal antibody against the TSP-1 receptor that was also shown to prevent or significantly reduce metastasis in athymic mice. In June 1999 we filed a patent application directed to a novel sequence of the thrombospondin receptor and monoclonal antibodies directed to the same. Dr. Tuszynski investigated the pattern of distribution of the TSP-1 receptor in breast carcinoma cell lines and squamous cell carcinomas of the head and neck. His laboratory study showed strong localization of TSP-1 in the stroma of malignant tumors with little or none in benign tissue. Importantly, the receptor was expressed in carcinoma cells but was absent in normal cells. More recently, similar observations were made in prostate, pancreatic and hepatocellular carcinomas.

         Research and Development Activities. Dr. Tuszynski has identified a hexapeptide structure that appears to prevent the spread of human tumors in animals by blocking the TSP-1 receptor. Preclinical testing is to be conducted to determine if the pharmacokinetics and safety profile warrant the introduction of this molecule into humans. We believe that because the lead compound contains a hexapeptide, manufacturing would be inexpensive relative to other peptide therapies. The prevention of the spread of small cell lung carcinoma has been tentatively chosen as the initial target cancer. The survival term (generally six months) for this type of cancer is extremely poor and should provide us with an early indication of the compound's effectiveness.

         More recently, Dr. Tuszynski has invented a novel soluble protein, Angiocidin, which is a potent inhibitor of new blood vessel formation (angiogenesis). Dr. Tuszynski discovered that Angiocidin is a receptor (docking site) for TSP-1, and that Angiocidin specifically breaks up and kills blood vessels in culture. When administered intravenously to animals bearing an aggressive lung tumor implanted in their flank, Angiocidin significantly inhibited the growth of the tumor.

         To date Dr. Tuszynski has conducted approximately 50 preclinical studies in mice with either Angiocidin or the hexapeptide. These early studies have been conducted to prove our theory that the TSP-1 receptor has a role in potential cancer prevention. These studies did not demonstrate any adverse effects on the mice from our compounds. We need to conduct a substantial number of additional preclinical studies in other animals in order to progress to human clinical studies. Since we have not selected our final product candidate to move forward into clinical studies, we cannot predict at this time the number of studies or the time it would take to complete these studies.

    To develop this technology, we intend to explore corporate partnerships because of the expense involved in developing an agent used to treat or prevent the spread of cancer. We have begun preliminary discussions with several multinational pharmaceutical companies but there can be no assurance that a corporate partnership or any cooperative agreement will be consummated.

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

MANUFACTURING

         We do not have the resources, facilities or capabilities to manufacture Visicol(TM) and any of our proposed products. We have no current plans to establish a manufacturing facility. We expect that we will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of Visicol(TM) and our proposed products in accordance with regulatory standards.

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

    We have contracted with an appropriate secondary manufacturer of Visicol(TM) and an appropriate manufacturer to produce Colirest(TM). Neither of these manufacturers has been approved by the FDA. We have contracted with Fisher Clinical Services, Inc. to package Visicol(TM) on our behalf. This facility has been FDA approved for the packaging of Visicol(TM).

MARKETING & SALES

    Our internal sales and marketing management team has set our strategies for the sales and marketing organization. Since Visicol(TM) is the first of our proposed products to be sold, the following strategy for our sales infrastructure has been put into place:

          1. To minimize our internal infrastructure and the cost required for product commercialization while maximizing product exposure and reach, we have established numerous outsourced agreements with experienced suppliers. These suppliers will assist us in maintaining the sales, customer service and distribution arms of our commercial operations, allowing us to realize certain efficiencies and expertise we would not realize with start-up internal operations. Our internal management structure will oversee and support these outsourced operations, maintain control over all marketing and strategic planning issues and eventually manage the transition to an internal risk-minimizing structure.

         2. The promotion of Visicol(TM) to gastroenterologists and colorectal surgeons is achieved through our co-promotion agreement with Procter & Gamble Pharmaceuticals (P&GP). The P&GP gastrointestinal sales force, which began promoting Visicol(TM) in March 2001, covers over 90% of gastroenterologists in the U.S. and was rated one of the top gastrointestinal sales forces for the year 2000 by Scott-Levin, a leading pharmaceutical consulting firm. In March 2002, we amended our agreement with P&GP to provide for incentives tied to prescription growth and to extend the term of the agreement to December 31, 2002.

         3.    We have authorized Integrated Commercialization Solutions, Inc.
               (ICS), a leader in supply chain management for the pharmaceutical industry, to implement third-party logistics. This involves handling customer service, order management, distribution, accounts receivables, and contract charge back administration for Visicol(TM). ICS is in all ways represented to the customer as InKine.

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

         We have entered into an license agreement with Zeria Pharmaceutical Company, Ltd. of Tokyo, Japan to develop, manufacture, market and sell Visicol(TM) for use in Japan. Under the agreement, Zeria will develop Visicol(TM) as a bowel cleansing agent. As compensation for the license granted to Zeria, we received an up-front license fee of $500,000 and will receive an additional $2,000,000 in fixed license fees upon the attainment of reaching certain development milestones. In addition, we will receive royalty payments based on net sales of Visicol(TM) in Japan. Zeria is responsible for all development costs.

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

COMPETITION

    The biopharmaceutical industry is highly competitive, including the industry segments relating to: (i) purgative agents for cleansing the colon, which include Visicol(TM); (ii) antispasmodics, which include IBStat(TM); (iii) receptor based technologies, which include the Fc Receptor Technology, which includes Colirest(TM) and Hematrol(TM); and (iv) the treatment and prevention of cancer, which includes the Thrombospondin Technology. We are likely to encounter significant competition with respect to Visicol(TM), IBStat(TM) and our product candidates currently under development, including, but not limited to, competition from: (a) Braintree Laboratories, Inc., Schwarz Pharma Inc. and C.B. Fleet Company, Inc. with respect to the product applications targeted by Visicol(TM); (b) Schwarz Pharma Inc among others with respect to IBStat(TM); (c) AstraZeneca, Salix Pharmaceuticals, IDEC Pharmaceuticals Corporation, Procter & Gamble Company, Solvay S.A., Centocor, Inc., Immune Response Corporation, Autoimmune, Inc. and NABI with respect to the treatment of diseases targeted by the Fc Receptor Technology; and (d) Boston Life Sciences, Inc., Entremed, Inc. and Human Genome Sciences, among others with respect to the treatment of diseases targeted by the Thrombospondin Technology. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. We may also face competition from companies using different or advanced technologies that could render our products obsolete.

OTHER FACTORS TO BE CONSIDERED

Risks Related To Our Business, Industry And Strategy

We have generated significant losses to date. If we continue to incur substantial losses, then the value of our common stock is likely to be reduced. Also, we may never achieve a profitable level of operation.

    To date, we have engaged mostly in the research and development of proposed drug products. We have not generated significant revenue from product sales or royalties. As of December 31, 2001, we have had total product sales for Visicol(TM) of $4.3 million. We have incurred losses in each year since our inception on July 1, 1993. As of December 31, 2001, we had an accumulated deficit of approximately $60.0 million.

    Visicol(TM) and our proposed products are in various stages of marketing or development and require significant research, development and testing. We must obtain all of the necessary government approvals for our proposed products before we can sell any proposed product. As a result, we believe our losses will continue in the foreseeable future as we develop our products.

    If our research spending in the foreseeable future is greater than Visicol(TM) earnings, then we may never conduct our operations at a profit. Our common stock is likely to decrease in value if we fail to generate profits or if the market believes that we are unable to generate profits.

    We have granted or committed to grant shares and options to founding scientists and others when we achieve agreed upon product development goals. These goals relate to our filing applications with the FDA and achieving agreed upon sales targets. As a result, our potential earnings per share will decrease because of the necessary accounting treatment of these shares and options.

If the owners of technology licensed to us terminate our license agreements, then these owners could prevent us from developing, manufacturing or selling the product covered by that license.

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

    The FDA may delay or halt the clinical development of our proposed products at any stage, or may deny us approval to market a product. If the FDA takes any of these adverse actions, we may delay or stop the development of a product or may be unable to sell such product. We do not believe we are subject to risks which are materially different than other pharmaceutical companies seeking FDA approval. The process of obtaining FDA approval is expensive, time-consuming and often filled with unexpected hurdles. Even if we receive approval of a product candidate, the FDA may limit and restrict the drug's use and may subject our products to continuous review. If we fail to comply with any applicable regulatory requirements, the FDA could impose penalties on us, including:

         o     warning letters;
         o     fines;
         o     withdrawal of regulatory approval;
         o     product recalls;
         o     operating restrictions;
         o     injunctions; and/or
         o     criminal prosecution.

        1. Status of our products in the FDA approval process:

    Visicol(TM) and our proposed products are in various stages of development and in various stages of the FDA approval process, as set forth below:

               o Visicol(TM). We obtained FDA approval to begin marketing Visicol(TM) in September 2000. We are currently manufacturing, marketing and selling Visicol(TM). In December 2001 we submitted and in March 2002 the FDA approved our SNDA for a new formulation of Visicol(TM). We expect to launch this new formulation in the second quarter of 2002.

               o IBStat(TM). In February 2001 we entered into an agreement with an established pharmaceutical manufacturer to develop and market IBStat(TM). IBStat(TM) is the combination of a previously approved generic drug and an FDA approved delivery system. We anticipate that IBStat(TM) will be available to patients in the second quarter of 2002.

               o Fc Receptor Technology Products.

                           -> Colirest(TM). We are developing Colirest(TM) as a compound for the treatment of inflammatory bowel disease, commonly known as IBD. IBD is an autoimmune disease that causes inflammation and ulceration of the bowel. IBD includes both Crohn's disease and ulcerative colitis. In September 2000, we announced positive results of our Phase II study on Crohn's disease and in December 2000, we announced positive results of our Phase II study in ulcerative colitis. We have reached an agreement with the FDA for the advancement of Colirest(TM) to a Pivotal Phase IIb dose ranging study for Crohn's disease. We are currently enrolling patients in this study.

                           -> Hematrol(TM). We are developing Hematrol(TM)as a compound for the treatment of ITP. ITP is an autoimmune disease that causes spontaneous bleeding. Hematrol(TM)is currently on hold in phase III clinical trials for ITP.

               o Thrombospondin Technology Products. We have acquired an exclusive worldwide license to a cancer treatment technology known as the Thrombospondin Technology. We are evaluating a number of product opportunities utilizing the Thrombospondin Technology in the area of cancer treatment. Each of these product opportunities is in the early stages of development (before phases I, II and III). We have not begun human clinical trials for these products.

    We may never receive FDA approval for any of these products (other than Visicol(TM), which has been approved and IBStat(TM), which does not require separate approval), and without FDA approval, we cannot manufacture, market or sell these products.

    2.  FDA manufacturing approval:

    The FDA requires pharmaceutical companies to include detailed manufacturing information in an NDA. The FDA has mandated that all manufacturing facilities and processes comply with good manufacturing practices, commonly known as GMP. GMP is a body of federal regulations and guidelines that govern the manufacture of drugs for human use. For example, all manufacturers must pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, drug manufacturers must demonstrate that:

          o the drug product can be consistently manufactured at the same quality standard;
          o    the drug product is stable over time; and
          o the level of chemical impurities in the drug product are under a designated level.

    The FDA has approved our manufacturing process for Visicol(TM). The FDA may still, however, prevent us from continuing to market Visicol(TM) if we:

          o do not continue to consistently manufacture appropriate amounts of Visicol(TM)or
          o cannot continue to repeat the manufacturing process used to manufacture the phase III clinical trial batches of Visicol(TM).

    We currently have only one approved manufacturer of Visicol(TM) and one manufacturer for IBStat(TM). We have, however, initiated the process to obtain a qualified secondary manufacturer of Visicol(TM).

    3.  FDA oversight after product approval:

    After the FDA approves a product, the FDA continues to regulate the product. In particular, the FDA may require post-marketing testing and surveillance to monitor the effects of an approved drug product. In addition, the FDA may place conditions on any approvals that could restrict the sale or use of a product.

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we will not be able to conduct our operations at a profit.

    We are developing products that will compete in five very competitive segments of the pharmaceutical industry. These include: (i) Visicol(TM); (ii) IBStat(TM), (iii) Colirest(TM), (iv) Hematrol(TM) and (v) the Thrombospondin Technology. Based on total assets and revenues, we are significantly smaller than the majority of our competitors in these segments. Therefore, we may encounter significant competition with Visicol(TM) and each of our potential products, primarily from the following competitors:


       ---------------------------------------------------------------------------------------------------------------
                                                     Product Candidates
       ---------------------------------------------------------------------------------------------------------------
             Visicol(TM)            IBStat(TM)           Colirest(TM)          Hematrol(TM)        Thrombospondin
                                                                                                     Technology
----------------------------------------------------------------------------------------------------------------------
       Braintree             Schwarz Pharma Inc.    AstraZeneca plc       Immune Response       Boston Life
       Laboratories,  Inc.                                                Corporation           Sciences, Inc.
       --------------------- ---------------------- --------------------- --------------------- ----------------------
       C.B. Fleet Company,                          Salix                 Autoimmune, Inc.      Entremed, Inc.
       Inc.                                         Pharmaceuticals,
 C                                                  Ltd.
 o     --------------------- ---------------------- --------------------- --------------------- ----------------------
 m     Schwarz Pharma Inc.                          IDEC                  NABI                  Human Genome
 p                                                  Pharmaceuticals                             Sciences, Inc.
 e                                                  Corporation
 t     ---------------------                        --------------------- --------------------- ----------------------
 i                                                  Procter & Gamble
 t                                                  Pharmaceuticals
 o                                                  --------------------- --------------------- ----------------------
 r                                                  Solvay S.A.
 s                                                  ---------------------
                                                    Centocor, Inc.
                                                    (Johnson & Johnson)
----------------------------------------------------------------------------------------------------------------------

    The financial strength of competitors is particularly important in the pharmaceutical industry, where technological innovations occur rapidly. These technological innovations can dramatically affect the price and effectiveness of a product line and can render a competing product line obsolete. Our competitors that have strong financial resources may develop competitive products that are cheaper and more effective than our products. These competitive products may render our products unmarketable or non-competitive. Even if our competitors do not develop better and more cost effective products, they may manufacture and market their products more successfully than us. Therefore, our competitors may capture all or a large segment of our market, severely restricting our ability to achieve a profitable level of product sales.

The FDA could prevent us from marketing IBStat.

    IBStat(TM) is the combination of an FDA approved generic drug (hyoscyamine sulfate) and an FDA approved delivery system. Hyoscyamine sulfate was a marketed product prior to 1962. The FDA allows products that were marketed prior to 1962 to continue to be marketed without an approved NDA. There is no guarantee that the FDA will continue to allow hyoscyamine sulfate or many other pre-1962 marketed products to continue to be marketed. In addition, the FDA could determine that hyoscyamine sulfate is unsafe or that additional data needs to be submitted to the FDA in order to determine the drug's safety and efficacy. The FDA could also determine that IBStat(TM) is not similar enough to the pre-1962 marketed hyoscyamine sulfate, and as a result cannot be marketed without an FDA approved NDA.

Risks Relating To Financing Our Business

We may need additional capital in the future in order to continue our operations.

    We may need additional capital to develop, manufacture and market Visicol(TM) and our product candidates if the future revenues from Visicol(TM) fall short of current assumptions. The revenues from Visicol(TM) in 2001 were significantly less than our expectations. Specifically, we will spend funds for the following:

          o Researching and developing our product candidates, including participating in human clinical trials and animal studies conducted before clinical trials;
          o    Seeking necessary approvals from the government;
          o    Developing manufacturing and distribution capabilities; and
          o    Funding our growth as a company.

    We believe that our current capital resources will continue to fund our operations for at least the next 12 months. Visicol(TM) is our first and only product at this time and the success of Visicol(TM) directly impacts our need for additional capital. Our future capital requirements will depend on a variety of factors. For example, if we experience continued progress in our research and development activities, or if we determine that it is necessary to prosecute and enforce our patents, we may require additional capital. In addition, our current and future marketing activities will affect our future capital requirements. Because we have limited experience in marketing Visicol(TM), we have limited experience in predicting how much capital will be necessary to successfully complete our marketing plans. If we inaccurately predict our future capital requirements, we may be unable to continue our operations.

    We regularly seek funding for our operations from a variety of sources, including public and private securities offerings, loans and joint arrangements with partners. We currently do not possess a commitment to obtain additional funding, and we may never receive additional funding in the future. If we need additional capital and we fail to obtain additional funding, we will delay, scale back or eliminate our research and development activities or enter into arrangements with others to develop and market certain proposed products that we may otherwise have developed ourselves. For example, when Visicol(TM) revenues fell short of expectations in 2001, in order to reduce some of the shortfall we:
(i) scaled back our budgeted spending on the Thrombospondin Technology; and (ii) reduced our staff by 35%.

If we are unable to meet our debt service obligations related to our outstanding convertible subordinated notes, our operations could be adversely affected. In addition, even if we are able to meet our debt service obligations, the amount of debt outstanding could impede our operations and capital flexibility.

    Our outstanding convertible subordinates notes are due in June 2003 and are convertible at a conversion price of $4.52 per share, subject to adjustment in certain circumstances. If the future market price of our common stock is such that it is not attractive for note holders to convert their notes to common stock by the time the notes become due, we are obligated to settle the notes for cash. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to service our outstanding convertible notes, we will be in default under the terms of the notes. Even if we are able to meet our debt service obligations, our outstanding debt could adversely affect us in a number of ways, including by:

          o Limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;
          o Limiting our flexibility in planning for, or reacting to, changes in our business;
          o Placing us at a competitive disadvantage relative to our competitors that have lower levels of debt;
          o Making us more vulnerable to a downturn in our business, industry or the economy generally; and/or
          o Requiring us to use a substantial potion of our cash to pay unconverted debt principal, instead of applying these funds to operations.

    Under the current terms of our convertible subordinates notes, an event of default will occur if we fail to maintain our listing on the Nasdaq National Market. Although we are not currently in default, as discussed below in a later risk factor, we are currently out of compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market. We are actively considering ways to preserve our Nasdaq National Market listing and other ways to remedy this potential default.

Risks Related To Ongoing Operations

If we do not have adequate insurance for product liability claims, we may be subject to significant expenses relating to these claims.

    We are subject to significant product liability risks relating to the testing, manufacturing and sale of the products we are developing. These risks include:

          o Our products could cause undesirable side effects or injury when sold;
          o Our proposed products could cause undesirable side effects or injury during clinical trials; and
          o We may agree to reimburse others that incur liability relating to our product.

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

    We do not possess the capabilities, resources or facilities to manufacture Visicol(TM) and any of our product candidates. We must contract with manufacturers to produce Visicol(TM) and our product candidates according to government regulations. Our future development and delivery of Visicol(TM) and our product candidates depends on the timely, profitable and competitive performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing Visicol(TM) and our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufacturers on terms that may not be entirely acceptable to us.

    We have contracted with Mallinckrodt, Inc., a commercial supplier of pharmaceutical chemicals to supply us with active pharmaceutical ingredients for Visicol(TM). A significant portion of the Visicol(TM) tablet is monobasic and dibasic sodium phosphate. Mallinckrodt has agreed to supply these ingredients in a manner which meets FDA requirements. The FDA has approved the manufacturing process for these active ingredients, but the Drug Master File for the sodium phosphate is only for one location at Mallinckrodt. If this location were to shut down for any reason, a delay in the delivery of our active pharmaceutical ingredients would occur and could impact future sales of Visicol(TM). We are currently working towards submitting a Drug Master File with the FDA for another Mallinckrodt facility in order to minimize this risk.

    We have contracted with PMRS, a manufacturing development company, to supply commercial quantities of Visicol(TM) in a manner that meets FDA requirements. The FDA has approved the manufacturing processes of PMRS. PMRS must maintain compliance with FDA standards regarding the manufacturing of Visicol(TM) at all times. The failure to maintain compliance with FDA standards could result in the loss of "approved status" at PMRS. Any such loss would have a significant negative impact on us since we do not have an approved secondary manufacturer for Visicol(TM). We are currently working with an appropriate secondary manufacturer of Visicol(TM) and an appropriate primary manufacturer to produce Colirest(TM). Neither of these manufacturers has been approved by the FDA.

    We have contracted with Fisher Clinical Services, Inc. to package Visicol(TM) in a manner that meets FDA requirements. The FDA has approved this facility for the packaging of Visicol(TM). Any subsequent switch to a new package facility could cause a delay in the delivery of Visicol(TM) to our distributors and customers.

If we do not develop and maintain either internal or external sales, marketing and distribution capabilities, then we may not successfully sell our products.

    We have marketed, distributed and sold one pharmaceutical product under the InKine name for a limited time period. We rely significantly on sales, marketing and distribution arrangements with third parties for Visicol(TM) and other products we are developing. In particular, we have entered into the following significant agreements:

          o Co-promotion Agreement with Procter & Gamble Pharmaceuticals. We have entered into a co-promotion agreement with Procter & Gamble Pharmaceuticals to sell and promote Visicol(TM) through their experienced gastrointestinal sales force.

          o We have retained Integrated Commercialization Solutions to act as our exclusive outsourcing supplier for warehousing and distribution of Visicol(TM) and other products we designate in the future, in the United States and Guam. Integrated Commercialization Solutions' distribution responsibilities include invoicing, accounts receivable, customer service, order process management and chargeback management.

    Each of these agreements expires after a fixed period of time. If anyone of these agreements is terminated or not renewed and if we do not establish alternative agreements, our products may not be sold and our revenues will be reduced. Although we believe our collaborators have an economic motivation to succeed in performing their contractual responsibilities, we have limited or no control over the resources that any collaborator may devote to our products. Any of our collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not devote sufficient resources to the marketing, sale or distribution of our products. If any of these events occur, we may not be able to effectively sell our products.

    In the future, we may internally perform certain sales, marketing and distribution functions which are currently outsourced. If we do so, we would face a number of additional risks, including:

          o we may not be able to build sales, marketing and distribution operations effectively;
          o    the cost may not be justifiable in light of product revenues; and
          o we may not be able to manage internal sales, marketing and distribution functions effectively.

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

Visicol(TM) and any of our other product candidates that the FDA or foreign regulatory agencies may approve may not be accepted by doctors, hospitals, insurers or patients.

    If Visicol(TM) or any of our product candidates which may in the future be approved by the FDA or foreign regulatory agencies, fail to achieve market acceptance, our ability to become profitable in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy and cost effectiveness. In addition, market acceptance depends on the effectiveness of our marketing strategy and the availability of reimbursement for such products.

Risks Related To Our Common Stock Outstanding

If we continue to fail to comply with the continued listing standards of the Nasdaq National Market, we may be delisted from the Nasdaq National Market.

    We are currently out of compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market. If we fail to achieve and maintain the continued listing minimum bid price we could be delisted from the Nasdaq National Market. Under the current terms of our convertible subordinates notes, an event of default will occur if we fail to maintain our listing on the Nasdaq National Market. We are actively considering ways to preserve our Nasdaq National Market listing. If we are unable to maintain our listing on the Nasdaq National Market, it is likely that we will file an application to be listed on the Nasdaq Small Cap Market. Upon being listed on the Nasdaq Small Cap Market, we would become subject to the continued listing requirements of the Nasdaq Small Cap Market. Certain investor funds have internal requirements that could preclude them from holding or purchasing Small Cap listings. If an investor fund with such internal requirements currently owns or if future prospective investors are precluded from purchasing our common stock, the price of our common stock could be adversely affected.

If the holders of our outstanding options and warrants exercise such options and warrants, then the market price of the common stock may drop.

    We had a total of approximately 7.6 million options and warrants outstanding at December 31, 2001. Options and warrants give the holder the right to purchase shares of a company's stock in the future for a predetermined price which may or may not be below the current market value of such company's stock at the time the option or warrant is exercised. In addition, we can issue an additional 1.2 million options pursuant to our option plans. To date, option and warrant holders have exercised approximately 6.4 million options and warrants in the aggregate at prices ranging from $0.50 to $5.56. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop.

If our common stock continues to be volatile and thinly traded, then our shareholders may not be able to sell their shares when desired.

    The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, the number of our shares theoretically available for sale in any one day is approximately 35 million shares and our average daily trading volume for the twelve-month period ended December 31, 2001 has been approximately 254,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

Risks Relating To Intellectual Property

If we are unable to protect our intellectual property, then our competitors may develop similar products that could render our products obsolete.

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

    Visicol(TM) and our product candidates are in various stages of patent protection as summarized below.

          o In 1997, the U.S. Patent and Trademark Office issued a patent covering the use of Visicol(TM) as a colonic cleansing agent or as a laxative. In December 2000, the U.S. Patent and Trademark Office issued to us a patent for numerous solid-dose colonic cleansing agents and in June 2001, the Canadian Patent Office granted a Notice of Allowance for Visicol(TM). We have also filed an application for Visicol(TM) under the Patent Cooperation Treaty that designates Europe.

          o    IBStat(TM)is not patentable.

          o In October of 1999, we filed a U.S. patent application to treat IBD with Colirest(TM) and other similar compounds. The U.S. Patent and Trademark Office has not yet issued this patent.

          o Hematrol(TM) (within the Fc Receptor Technology), is not patentable for use in ITP. Instead of a patent, we will receive protection based on the recent FDA designation of Orphan Drug Status for ITP. Orphan Drug Status means the FDA has determined that the number of people affected by the disease which the drug treats is less than 200,000, and that having numerous companies compete for the market is unrealistic and likely to harm, rather than help, prospective users of the product. Since we have received this designation, we will have an exclusive right to sell Hematrol(TM) for ITP for seven years after development is complete.

          o Patents or patent applications are pending for our TSP-1 peptide and angiocidin, two of the Thrombospondin Technology compounds. The area of cancer technology is complex and the patents covering our TSP-1 peptide and angiocidin may not be adequate.

    We have also obtained the rights to foreign patents, and intend to apply for additional foreign patents, for other products and technologies. Competitors could challenge or develop around the patents, or the scope of the patents may not be adequate to protect the patented product from competitors. The commercial success of our products will also depend upon our ability to make sure the products do not infringe on patents issued to competitors. We have not conducted a search to determine if there are any patents similar to those covering Visicol(TM), Colirest(TM), Hematrol(TM) or the TSP-1 peptide and angiocidin.

    Our employees or scientific consultants may develop inventions or processes independently that may be related to our products. These employees or consultants could claim ownership of these inventions or processes, and these claims could succeed. We may need to enter into protracted and costly litigation to enforce or determine the scope of our proprietary rights.

    Government agencies and academic institutions have funded the development of some of our patented technologies, in particular the Fc Receptor Technology and the Thrombospondin Technology. Although we have acquired the rights to use such technology, these agencies or institutions may have rights to the technology or inventions, including rights to the royalty-free use, but not sale, of the invention or technology for their own purposes.


EMPLOYEES

         As of December 31, 2001, we had 12 full-time employees. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

ITEM 2. PROPERTIES.

    We occupy an aggregate of approximately 8,000 square feet of space in Blue Bell, Pennsylvania, which is used as office space. We lease this space pursuant to a lease expiring in November 2005, which provides for minimum annual rent payments of approximately $200,000 for the remaining term of the lease.

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

     Year Ended December 31, 2001                                 High      Low
     ----------------------------                                 ----      ---
     1st Quarter..............................................    $9.00    $3.31
     2nd Quarter..............................................    $5.28    $2.95
     3rd Quarter..............................................    $4.92    $0.72
     4th Quarter..............................................    $2.30    $0.79

     Six-Month Period Ended December 31, 2000                     High      Low
     ----------------------------------------                     ----      ---
     1st Quarter..............................................   $10.75    $5.00
     2nd Quarter..............................................   $ 9.88    $5.81

     Year Ended June 30, 2000                                     High      Low
     ------------------------                                     ----      ---
     1st Quarter..............................................    $2.19    $1.56
     2nd Quarter..............................................    $3.19    $1.50
     3rd Quarter..............................................   $10.00    $3.06
     4th Quarter..............................................    $6.28    $3.81

Dividends

     We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

     At March 28, 2002 there were approximately 350 shareholders of record and approximately 21,000 beneficial holders of our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our financial statements included herein (amounts expressed in thousands, except per share amounts).

                                              Years Ended         Six-Months Ended
                                              December 31,          December 31,                Years Ended June 30,
                                            ----------------------------------------------------------------------------------

                                             2001       2000       2000       1999       2000       1999       1998       1997
                                             ----       ----       ----       ----       ----       ----       ----       ----
                                                     (unaudited)           (unaudited)
Statement of Operations Data:
Product revenue.......................    $ 4,338    $   ---  $     ---  $     ---  $     ---  $     ---  $     ---  $     ---
Other revenue.........................        523        ---        ---        ---        ---        ---        ---        ---
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Revenue............................      4,861        ---        ---        ---        ---        ---        ---        ---

Cost of goods sold....................      1,881        ---        ---        ---        ---        ---        ---        ---
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Gross profit.......................      2,980        ---        ---        ---        ---        ---        ---        ---

Cost and expenses:
  Research and development............      5,361      9,397      7,060      3,395      5,731      6,565      2,270        743
  Purchased research and development..        ---        ---        ---        ---        ---        ---      3,952        ---
  Sales and marketing.................      8,944      1,457      1,457        ---        ---        ---        ---        ---
  General and administrative..........      3,689      5,509      3,900      1,897      3,506      3,593      3,782      1,011
  Separation agreement and accelerated
       vesting of options.............        ---        ---        ---        835        835        ---        ---        ---
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Loss from operations..............    (15,014)   (16,363)   (12,417)    (6,127)   (10,072)   (10,158)   (10,004)    (1,754)
Interest income.......................        475        726        471        144        399        525        515        104
Interest expense......................       (713)       (47)        (9)       ---        (39)       ---        ---        ---
Other ................................         (6)       ---        ---        ---        ---        ---        ---        ---
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Net loss............................    (15,258)   (15,684)   (11,955)    (5,983)    (9,712)    (9,633)    (9,489)    (1,650)
                                         =========  =========  =========  =========  =========  =========  =========  =========
  Net loss per share - basic and diluted    (0.45)     (0.50)     (0.36)     (0.24)     (0.36)     (0.42)     (0.60)     (0.51)
                                         =========  =========  =========  =========  =========  =========  =========  =========
  Weighted average shares outstanding-
     basic and diluted................     34,285     31,586     33,254     24,678     27,300     22,762     15,783      3,260


                                                      As of December 31,                          As of June 30,
                                             ---------------------------------------------------------------------------------------
                                             2001         2000        1999         2000        1999         1998        1997
                                             ----         ----        ----         ----        ----         ----        ----
                                                                  (unaudited)
Balance Sheet Data:
     Cash and investments..............   $ 12,166     $ 11,520    $  6,041     $ 16,025    $  6,862     $ 12,962    $  1,176
     Total assets......................     13,865       13,400       6,403       16,435       7,162       13,366       1,785
     Total current liabilities.........      5,951        2,375       1,525        1,561       1,449          246         188
     Convertible subordinated notes....      9,801          ---         ---          ---         ---          ---         ---
     Accumulated deficit...............    (60,040)     (44,782)    (29,098)     (32,827)    (23,115)     (13,482)     (3,993)
     Shareholders' (deficit) equity ...     (1,887)      11,025       4,878       14,874       5,713       13,120       1,597

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

General

    We are a biopharmaceutical company engaged in the research, development and commercialization of products that may be used in the diagnosis and treatment of cancer and autoimmune diseases. We pursue these objectives through a technology platform consisting of Visicol(TM), IBStat(TM), the Fc Receptor Technology and the Thrombospondin Technology. With the exception of our February 2001 agreement to market and sell IBStat(TM), we acquired our platform technologies in 1997. We have funded operations primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since our inception in 1993, and expect to incur additional losses for the near future. We expect that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At December 31, 2001, our accumulated deficit was approximately $60 million.

Critical Accounting Policies and Practices

    In "Cautionary Advice Regarding Disclosures about Critical Accounting Policies" (SEC Release No. 33-8040, December 12, 2001), the SEC advised registrants to provide more information about a company's most critical accounting policies, i.e., the specific accounting policies that have the most impact on a company's results and require the most difficult, subjective or complex judgments by management. We have identified two of our accounting policies that may constitute "critical accounting policies," under the guidance provided by this Release. First, is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to account for our stock option plans rather than Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). Had we applied SFAS No. 123, our net loss for the year ended December 31 2001, the six-months ended December 31, 2000 and the year ended June 30, 2000 would have been increased by approximately $2,833,000, $568,000 and $399,000, respectively (see Note 11 to the footnotes to our financial statements). Second, is our estimate for product returns in connection with our sales of Visicol(TM). We have applied a return rate to our unit sales to provide an allowance for future product returns under our product return policy. This return rate is calculated based on actual return experience and our monitoring of distribution channels taking into account the expiration dating of Visicol(TM). The product return rate is periodically updated to reflect actual experience and changes to other factors affecting future product returns.

Results of Operations

Comparison of the Years Ended December 31, 2001 and 2000

    We incurred losses of $15,258,000 and $15,684,000 for the years ended December 31, 2001 and 2000, respectively. The basic and diluted per share loss was $0.45 and $0.50 per share for the years ended December 31, 2001 and 2000, respectively. Losses are expected to continue for the forthcoming year as we continue to develop our technologies and introduce our newly formulated Visicol(TM) tablets.

    Our gross profit was $2,980,000 for the year ended December 31, 2001, as compared to no gross profit for the same period a year ago. Included in cost of goods sold are both distribution and royalty costs totaling $369,000.

Distribution cost includes expenses related to contract warehousing, tracking, and shipping of product to our customers. Royalty cost represents amounts due to the inventor of Visicol based on product sales. Gross profit and gross profit as a percent of sales are expected to increase in 2002 due to the introduction of the newly formulated Visicol(TM) and decreased manufacturing costs.

    We incurred research and development expenses of $5,361,000 and $9,397,000 for the years ended December 31, 2001 and 2000, respectively. The decrease is mostly attributable to a one-time performance based stock charge in 2000 of $4,848,000, partially offset by costs related to our ongoing Colirest(TM) pivotal study. For 2002, we expect to continue to incur significant costs associated with our Colirest(TM) pivotal study.

    Sales and marketing costs of $8,944,000 and $1,457,000 were incurred for the years ended December 31, 2001 and 2000, respectively. During 2001, we incurred $4,000,000 in expenses related to our former contract sales organization, $2,000,000 related to our co-promotion agreement with Procter and Gamble Pharmaceuticals and the balance of sales and marketing costs for internal sales operations and marketing activities associated with Visicol(TM). Sales and marketing costs for the year ended December 31, 2000 were for pre-launch activities associated with the January 2001 product launch of Visicol(TM). Sales and marketing costs are expected to decrease due to the termination of our Innovex sales force in the fourth quarter of 2001 and other cost control measures.

    General and administrative expenses were $3,689,000 and $5,509,000 for the years ended December 31, 2001 and 2000, respectively. The decrease is the result of significant payroll reductions, reduced fees paid to outside vendors and consultants and reduced non-cash stock based compensation. Included in general and administrative expenses is amortization of deferred compensation and performance based stock expense of $1,018,000 and $2,445,000 for the years ended December 31, 2001 and 2000, respectively

    The $251,000 decrease in interest income is the result of decreased average cash and investment balances for the year ended December 31, 2001 compared to the same period a year ago. The $666,000 increase in interest expense is the result of interest related to our June 2001 placement of $10,000,000 in convertible subordinated notes.

Comparison of the Six-Months Ended December 31, 2000 and 1999

    We incurred losses of $11,955,000, and $5,983,000 for the six-month periods ended December 31, 2000 and 1999, respectively. The basic and diluted per share loss was $0.36 and $0.24 for the six-months ended December 31, 2000 and 1999, respectively.

    Research and development for the six-months ended December 31, 2000 and 1999 was $7,060,000 and $3,395,000, respectively. Included in research and development for the period ended December 31, 2000 was a $4,848,000 performance based stock charge related to research and development activities. This non-cash charge was attributable to the attainment of a previously set milestone of FDA approval of Visicol(TM), which triggered the vesting of options and restricted stock awards granted in connection with the Company's equity compensation plans. Net of the non-cash performance based stock expense, research and development expenses decreased by $1,183,000 for the six-month period ended December 31, 2000 from the same period a year ago. This decrease was the result of decreased development costs associated with Visicol(TM) partially offset by costs associated with the Phase II clinical trials of Colirest(TM) in Crohn's disease and ulcerative colitis.

    Sales and marketing costs of $1,457,000 were incurred for the six-month period ended December 31, 2000, as compared with no sales and marketing costs for the same period a year ago. The increase was the result of new personnel and marketing activities associated with Visicol(TM).

    General and administrative expenses were $3,900,000 and $1,897,000 for the six-months ended December 31, 2000 and 1999, respectively. Included in general and administrative for the period ended December 31, 2000 was a $1,160,000 performance based stock charge. This non-cash charge was attributable to the attainment of a previously set milestone of FDA approval of Visicol(TM), which triggered the vesting of options and restricted stock awards granted in connection with the Company's equity compensation plans. Net of the non-cash performance based stock expense, general and administrative expenses increased by $843,000 for the six-month period ended December 31, 2000 from the same period a year ago. This increase is principally attributable to personnel additions, increased spending on public and investor relations and overall expanded operations resulting from the launch of Visicol(TM). Included in general and administrative expenses is amortization of options and restricted stock of $707,000 and $1,829,000 for the six-month periods ended December 31, 2000 and 1999, respectively.

    A one-time charge resulted from a separation agreement with the former President and Chief Operating Officer due to his resignation from the Company in November 1999. The contract required the immediate vesting of all outstanding unvested options which resulted in a non-cash charge of $535,000 and the continuation of his salary and other benefits for a period of several months resulting in an additional charge of approximately $300,000.

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

Comparison of the Years Ended June 30, 2000 and 1999

    We incurred losses of $9,712,000 and $9,633,000 for the years ended June 30, 2000 and 1999, respectively. The basic and diluted per share loss was $0.36, and $0.42 for the years ended June 30, 2000 and 1999, respectively.

    Research and development expenses fluctuated from the fiscal year ended June 30, 1999 through fiscal year ended June 30, 2000 due to changes in manufacturing development expenses and clinical and preclinical testing costs associated with Visicol(TM), Hematrol(TM), Colirest(TM) and the Thrombospondin Technology. More specifically, the decrease in research and development expenses from fiscal year ended June 30, 1999 to fiscal year ended June 30, 2000 of $834,000 is principally due to the reduction in clinical development costs being partially offset by increases in costs associated with manufacturing development and NDA submission costs for Visicol(TM).

    General and administrative expenses amounted to $3,506,000 and $3,593,000 for the years ended June 30, 2000 and 1999, respectively. The decrease in general and administrative expenses was due to reduced amortization of deferred compensation from options previously granted to certain executive officers of $1,273,000 in fiscal year ended June 30, 2000, as compared to $1,616,000 for the same period a year ago. This decrease was offset by an increase in marketing costs and an increase in head count in fiscal year ended June 30, 2000.

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

Liquidity and Capital Resources

    At December 31, 2001, we had cash and cash equivalents of $12,166,000. The cash and cash equivalents balance at December 31, 2001 includes net proceeds from a private placement of convertible subordinated notes of approximately $9,250,000 and warrant and option exercises of $713,000.

    We believe that our financial resources are adequate for our operations for at least the next 12 months. Our future short and long-term capital requirements will depend on numerous factors, including the timing and marketplace acceptance of our new formulation of Visicol(TM).

    In addition to the introduction of our newly formulated Visicol(TM) tablets, other factors which cannot be quantified and many of which we cannot control will also impact our short and long-term capital requirements, including: continued commercial costs of Visicol(TM), continued progress in our research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity.

    We are currently conducting a pivotal trial of Colirest(TM) in Crohn's disease, recently completed a Phase IV dose ranging study of Visicol(TM), and continue to market and sell Visicol(TM) to distributors and drug store chains. During 2002, we expect to spend approximately $150,000 on the Visicol(TM) study, $4 million on the Colirest(TM) study, and $5 million on Visicol(TM) sales and marketing costs. These activities will be funded by our current cash balance and future Visicol(TM) sales. If Visicol(TM) sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

    We anticipate incurring additional losses in the foreseeable future as we expand our commercial activities relating to Visicol(TM) and IBStat(TM), and research and development activities relating to the Fc Receptor Technology and the Thrombospondin Technology. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

    The following are contractual commitments at December 31, 2001 associated with lease obligations, debt obligations and research and development projects:

       Contractual Commitments (1)              Total             1 Year           2 Years           3 Years           4 Years
       ---------------------------              -----             ------           -------           -------           -------
Convertible subordinated notes (2)......   $ 10,000,000      $        ---      $ 10,000,000        $      ---         $     ---
Leased office space (3).................        811,000           206,000           210,000           214,000           181,000
Research and development (4)............      3,450,000         2,537,000           913,000               ---               ---
                                           ------------      ------------      ------------        ----------         ---------
   Total contractual commitments........   $ 14,261,000      $  2,743,000      $ 11,337,000        $  181,000         $     ---
                                           ============      ============      ============        ==========         =========

-----------------
          (1) This table does not include any milestone payments under agreements we have entered into in relation to our licensed technology, as the timing and likelihood of such payments are not known.
          (2) Includes principal on convertible subordinated notes that will become due in the event that the principal balance is not converted to our common stock by June 2003 (see Note 10 to the footnotes to our financial statements).
          (3) November 2000, we entered into a five-year operating lease agreement for office space for our corporate headquarters. The above table includes minimum lease payments remaining in connection with this lease agreement.
          (4) Included are direct costs associated with our contract with a contract research organization in connection with our ongoing Colirest(TM) pivotal trial. We will incur additional pass through costs based on the number of clinical sites used and the timing of patient enrollment. Also, minimum annual research expenditures pursuant to our technology license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate these minimum annual research expenditures are approximately $250,000 and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology.

Research and Development Programs

    We have three significant research and development projects relating to: (i) Visicol(TM); (ii) the Fc Receptor Technology (which includes Colirest(TM) and Hematrol(TM)); and (iii) the Thrombospondin Technology.

    Visicol(TM). We have focused our Visicol(TM) research and development on cleansing of colon prior to colonoscopy. In addition, we are also developing Visicol(TM) for cleansing of colon prior to sigmoidoscopy and treating constipation. The current status of these projects are as follows: (i) for cleansing of colon prior to colonoscopy, the FDA has approved both our NDA as well as our SNDA; (ii) for cleansing of colon prior to sigmoidoscopy, we have completed a Phase I study; and (iii) for treating constipation, we have completed a Phase I study. We are presently marketing Visicol(TM) for cleansing of colon prior to colonoscopy. At this time, we do not intend to do any further clinical studies regarding to use of Visicol(TM) for cleansing of colon prior to sigmoidoscopy and treating constipation. As of December 31, 2001, we have incurred total costs of approximately $10,800,000 in connection with our Visicol(TM) research and development. During the fiscal year ended December 31, 2001, we incurred an aggregate of $5,361,000 in research and development expenses, approximately $1,300,000 of which is attributable to Visicol(TM).

    Fc Receptor Technology. We are developing Colirest(TM) for treatment of IBD and Hematrol(TM) for treatment of ITP. With respect to Colirest(TM), we have completed a Phase II study of Crohn's disease and a Phase II study of ulcerative colitis. In June 2001, we began a Colirest(TM) Pivotal Phase IIb study of Crohn's disease. We anticipate completion of the studies and submission of an NDA for Colirest(TM) to the FDA in 2004. With respect to Hematrol(TM), we have completed a Phase II and a single dose pharmacokinetic study. Our Phase III study of Hematrol(TM) is presently on hold. In order to focus our efforts on gastrointestinal products, we are currently considering sublicensing Hematrol(TM) to other pharmaceutical companies which have a hematology focus. If this strategy is not successful, we will consider resuming clinical development of Hematrol(TM). As of December 31, 2001, we have incurred total costs of approximately $4,600,000 in connection with our Fc Receptor Technology research and development. During the fiscal year ended December 31, 2001, we incurred an aggregate of $5,361,000 in research and development expenses, approximately $2,100,000 of which is attributable to the Fc Receptor Technology.

    Thrombospondin Technology. We are developing the Thrombospondin Technology for prevention of metastatic cancer including but not limited to breast, lung, prostate, pancreas and squamous cell cancer. We are in the pre-clinical stage of our research and development relating to the Thrombospondin Technology. We have identified a hexapeptide structure that appears to prevent the spread of human tumors in animals by blocking the TSP-1 receptor. In addition, we have cloned the TSP-1 receptor, thus providing us with chemical screening capability that did not previously exist. Preclinical testing is to be conducted to determine if the pharmacokinetics and safety profile warrant the introduction of this molecule into humans. In order to develop the Thrombospondin Technology, we intend to explore corporate partnerships because of the expense involved in developing an agent used to treat or prevent the spread of cancer. Due to the early stage of development of the Thrombospondin Technology, we are unable to estimate a completion date for research and development of the Thrombospondin Technology. As of December 31, 2001, we have incurred total costs of approximately $2,000,000 in connection with the Thrombospondin Technology research and development. During the fiscal year ended December 31, 2001, we incurred an aggregate of $5,361,000 in research and development expenses, approximately $400,000 of which is attributable to the Thrombospondin Technology.

Recently Issued Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized; but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. The standard is effective for fiscal years beginning after December 15, 2001. We do not believe the adoption of SFAS 142 will have any immediate impact on our financial statements.

    In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 required the recognition of a liability for an asset retirement in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The standard is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS 143 will have any immediate impact on our financial statements.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supercedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a business segment (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how long-lived assets that are used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribed the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142, Goodwill and Other Intangible Assets.

    We are required to adopt SFAS 144 no later than the year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending March 31, 2002. We do not expect the adoption of SFAS 144 for assets held for use to have a material impact on our financial statements because the requirement for the assessment of impairment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the new standard for assets held for sale or disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that the adoption of these provisions of SFAS 144 will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2003. The interest rate on our line of credit has fluctuated from 8.85% to 3.95% over the past year and the outstanding balance at December 31, 2001 was approximately $2,401,000.

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

    We do not anticipate any material changes in our primary market risk exposures in 2002. We do not hold or issue any derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is set forth beginning on pages F-1 through F-18 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2002 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2002 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2002 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

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

Reports on Form 8-K

    None

Exhibits

    The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit No.     Title
-----------     -----

3.1            Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.2            By-laws. (Exhibit 3.2)(2)

4.1            Form of Common Stock Purchase Warrant, dated September 20, 1999.
               (In accordance with Item 601 of Regulation S-K, similar warrants granted to investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor.) (Exhibit 4.3)(3)

4.2 Common Stock Purchase Warrant, dated May 5, 2000, granted to the placement agent, Leerink, Swann, Garrity, Sollami, Yaffe & Wynn, Inc. (Exhibit 4.2)(4)

4.3 Registration Rights Agreement dated June 15, 2001 among InKine, Bank of Canada and S.A.C. Capital Associates, LLC. (Exhibit 4.2)(5)

4.4 Form of 5.5% Convertible Subordinated Notes due June 2003. (In accordance with Item 601 of Regulation S-K, similar notes issued to the investors have not been filed because they are identical in all material respects.) (Exhibit 4.3)(5)

4.5 Form of Common Stock Purchase Warrant, dated June 15, 2001. (In accordance with Item 601 of Regulation S-K, similar warrants granted to investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor.) (Exhibit 4.4)(5)

10.1 Agreement and Plan of Reorganization among Panax Pharmaceutical Company, Ltd., CorBec Pharmaceuticals, Inc. and certain Security Holders of CorBec Pharmaceuticals, Inc., dated October 31, 1997. (Exhibit 10.1)(6)

10.3 Stock Purchase Agreement by and between Panax Pharmaceutical Company, Ltd. and Leonard S. Jacob dated September 3, 1997. (Exhibit 10.3)(6)

10.4           Employment Agreement between InKine Pharmaceutical Company, Inc.
               and Leonard S. Jacob, dated November 6, 1997. (Exhibit 10.4)(6)

10.5           Employment Agreement between InKine Pharmaceutical Company, Inc.
               and Robert F. Apple, dated November 2, 1998. (Exhibit 10.6)(7)

10.6 Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6, 1997, issued to Leonard S. Jacob. (Exhibit 10.6)(6)

10.7 Common Stock Purchase Option, dated November 6, 1997 issued to Allegheny University of the Health Sciences. (Exhibit 10.7)(6)

10.8 Non-Milestone Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.8)(6)

10.9 Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.9)(6)

10.10          Stock Option Plan, as amended. (Exhibit 99)(8)

10.11          1997 Consultant Stock Option Plan. (Exhibit 99)(9)

10.12          Form of Stock Option Agreement. (Exhibit 10(b))(10)

10.13          License Agreement with ALW Partnership. (Exhibit 10(1))(11)

10.14          Form of Option granted to Partners of ALW Partnership. (Exhibit
               10(n))(11)

10.15 Amendment to Employment Agreement, dated November 4, 1999, between the Company and Leonard S. Jacob. (Exhibit 10.18)(12)

10.16          1999 Equity Compensation Plan(13)

23*            Consent of KPMG LLP.

-----------------------

*              Filed herewith.

(1) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, with the Securities and Exchange Commission.

(2) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, with the Securities and Exchange Commission.

(3)            Filed as an Exhibit to InKine's Form S-3 (SEC File No.
               333-89365), dated October 20, 1999, with the Securities and Exchange Commission.

(4)            Filed as an Exhibit to InKine's Form S-3 (SEC File No.
               333-37254), dated May 17, 2000, with the Securities and Exchange Commission.

(5) Filed as an Exhibit to InKine's Current Report on Form 8-K dated June 19, 2001, with the Securities and Exchange Commission.

(6) Filed as an Exhibit to InKine's Current Report on Form 8-K, dated November 6, 1997 (as amended by Form 8-K/A filed on December 3,
               1997), with the Securities and Exchange Commission.

(7) Filed as an Exhibit to InKine's Annual Report on Form 10-K for the year ended June 30, 1999, with the Securities and Exchange Commission.

(8)            Filed as an Exhibit to InKine's Form S-8 (SEC File No.
               333-58063), dated June 29, 1998, with the Securities and Exchange Commission.

(9) Filed as Exhibit to InKine's Form S-8 (SEC File No. 333-58065) dated June 29, 1998, with the Securities and Exchange Commission.

(10) Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1995, with the Securities and Exchange Commission.

(11) Filed as an Exhibit to InKine's Current Report on Form 8-K dated February 14, 1997, with the Securities and Exchange Commission.

(12) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, with the Securities and Exchange Commission.

(13) Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-47088) dated September 29, 2000, with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               INKINE PHARMACEUTICAL COMPANY, INC.

Date: March 29, 2002         By: /S/ Leonard S. Jacob, M.D., Ph.D.
                             -------------------------------------
                             Leonard S. Jacob, M.D., Ph.D.
                             Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                               Title                                   Date
          ---------                               -----                                   ----


/S/ Leonard S. Jacob, M.D., Ph.D.                 Chairman and Chief                March 29, 2002
------------------------------------------        Executive Officer and
Leonard S. Jacob,  M.D., Ph.D.                    Director

/S/ Robert F. Apple                               Executive Vice President and      March 29, 2002
------------------------------------------        Chief Financial Officer
Robert F. Apple                                   (principal financial and
                                                  accounting officer)

/S/ J. R. LeShufy                                 Director                          March 29, 2002
------------------------------------------
J. R. LeShufy

/S/ Steven B. Ratoff                              Director                          March 29, 2002
------------------------------------------
Steven B. Ratoff

/S/ Thomas P. Stagnaro                            Director                          March 29, 2002
------------------------------------------
Thomas P. Stagnaro

/S/ Robert A. Vukovich, Ph.D.                     Director                          March 29, 2002
------------------------------------------
Robert A. Vukovich, Ph.D.

/S/ Jerry Weisbach, Ph.D.                         Director                          March 29, 2002
------------------------------------------
Jerry Weisbach, Ph.D.

                       INKINE PHARMACEUTICAL COMPANY, INC.


                                TABLE OF CONTENTS


                         PART II - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----

Independent Auditors' Report ..............................................  F-2


Balance Sheets.............................................................  F-3


Statements of Operations...................................................  F-4


Statements of Changes in Shareholders' Equity..............................  F-5


Statements of Cash Flows...................................................  F-6


Notes to Financial Statements..............................................  F-7

                          Independent Auditors' Report



The Board of Directors and Shareholders
InKine Pharmaceutical Company, Inc.


We have audited the accompanying balance sheets of InKine Pharmaceutical Company, Inc. as of December 31, 2001 and 2000 and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 2001, the six-month period ended December 31, 2000 and for each of the years in the two year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InKine Pharmaceutical Company, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the year ended December 31, 2001, the six-month period ended December 31, 2000 and each of the years in the two year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                                                    /S/ KPMG LLP



Philadelphia, Pennsylvania
January 25, 2002

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS
                                 (in thousands)

                                                                      December 31     December 31,
                                                                         2001              2000
                                                                         ----              ----
     ASSETS

Current assets:
     Cash and cash equivalents....................................  $       7,379    $       2,240
     Short-term investments.......................................          4,787            9,280
     Accounts receivable..........................................            400              ---
     Inventory....................................................            204              686
     Prepaid expenses and other current assets....................             89               34
                                                                    -------------    -------------
         Total current assets.....................................         12,859           12,240

Deposits and other assets.........................................            607              709
Fixed assets......................................................            399              451
                                                                    -------------    -------------
         Total assets.............................................        $13,865          $13,400
                                                                    =============    =============
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses........................  $       3,550    $         623
     Line of credit...............................................          2,401            1,752
                                                                    -------------    -------------
         Total current liabilities................................          5,951            2,375

Convertible subordinated notes....................................          9,801              ---
                                                                    -------------    -------------
         Total liabilities........................................         15,752            2,375

Commitments and contingencies.....................................

Shareholders' (deficit) equity:
     Preferred stock, $.0001 par value; authorized 5,000,000
shares; none issued and outstanding...............................            ---              ---
     Common stock, $.0001 par value; authorized 75,000,000
shares; issued 34,777,720 and 33,740,802 shares, respectively.....              3                3

Less: common stock held in treasury (16,515 shares) ..............            (37)             (37)
Additional paid-in capital........................................         58,302           56,692
Deferred compensation.............................................           (115)            (851)
Accumulated deficit...............................................        (60,040)         (44,782)
                                                                    -------------    -------------
         Total shareholders' (deficit) equity ....................         (1,887)          11,025
                                                                    -------------    -------------
         Total liabilities and shareholders' (deficit) equity ....  $      13,865    $      13,400
                                                                    =============    =============


The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                   Six-Months
                                                Year Ended            Ended
                                               December 31,       December 31,         Years Ended June 30,
                                               ------------       ------------         --------------------
                                                   2001              2000              2000             1999

Product revenue.............................   $     4,338        $      ---        $      ---       $      ---
Other revenue...............................           523               ---               ---              ---
                                               -----------        ----------        ----------       ----------
   Revenue..................................         4,861               ---               ---              ---

Cost of goods sold..........................         1,881               ---               ---              ---
                                               -----------        ----------        ----------       ----------
   Gross profit.............................         2,980               ---               ---              ---

Cost and expenses:
   Research and development.................         5,361             7,060             5,731            6,565
   Sales and marketing......................         8,944             1,457               ---              ---
   General and administrative...............         3,689             3,900             3,506            3,593
   Separation agreement and accelerated
        vesting of options..................           ---               ---               835              ---
                                               -----------        ----------        ----------       ----------
Operating expenses..........................        17,994            12,417            10,072           10,158
                                               -----------        ----------        ----------       ----------
Loss from operations........................       (15,014)          (12,417)          (10,072)         (10,158)

Interest income.............................           475               471               399              525
Interest expense............................          (713)               (9)              (39)             ---
Losses on sale of fixed assets..............            (6)              ---               ---              ---
                                               -----------        ----------        ----------       ----------

       Net loss.............................   $   (15,258)       $  (11,955)       $   (9,712)      $   (9,633)
                                               ===========        ==========        ==========       ==========

       Net loss per share - basic and diluted  $     (0.45)       $    (0.36)       $    (0.36)      $    (0.42)
                                               ===========        ==========        ==========       ==========
        Weighted average shares outstanding -
          basic and diluted.................        34,285            33,254            27,300           22,762




The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                                           Unrealized     Total
                                  Common Stock   Additional                             Treasury Stock     Gain(Loss)  Shareholders'
                                ---------------    Paid-In     Deferred    Accumulated  ---------------       on         Equity
                                Shares   Amount    Capital   Compensation    Deficit    Shares    Amount   Investments (Deficiency)
                                ------   ------    --------  ------------  -----------  ------    ------   -----------  ----------
Balance - June 30, 1998          22,720  $    2    $ 30,954    $ (4,320)   $ (13,482)      (17)  $    (37)   $      3    $ 13,120
Value of option and warrants
    granted                                             122        (122)                                                      ---
Proceeds from options and
   warrants                         397                 351                                                                   351
Amortization of deferred
    compensation                                                  1,882                                                     1,882
Unrealized loss on investments                                                                                     (7)         (7)
Net Loss                                                                      (9,633)                                      (9,633)
                                 ------  ------    --------    --------    ---------        --   --------    --------    --------
Balance - June 30, 1999          23,117  $    2    $ 31,427    $ (2,560)   $ (23,115)      (17)  $    (37)   $     (4)   $  5,713
Common stock issued pursuant to
    private placement             5,147       1      12,649                                                                12,650
Value of options, warrants and
    restricted stock granted                            320        (320)                                                      ---
Proceeds from options and
    warrants                      4,431               3,822                                                                 3,822
Amortization of deferred
   compensation                                                   2,407                                                     2,407
Unrealized loss on investments                                                                                     (6)         (6)
Net Loss                                                                      (9,712)                                      (9,712)
                                 ------  ------    --------    --------    ---------        --   --------    --------    --------
Balance - June 30, 2000          32,695  $    3    $ 48,218    $   (473)   $ (32,827)      (17)  $    (37)   $    (10)   $ 14,874
Value of options, warrants and
   restricted stock granted                           7,600      (7,600)                                                      ---
Proceeds from options and
   warrants                         927                 874                                                                   874
Vesting of restricted stock         119                                                                                       ---
Amortization of deferred
   compensation                                                   7,222                                                     7,222
Unrealized gain on investments                                                                                     10          10
Net Loss                                                                     (11,955)                                     (11,955)
                                 ------  ------    --------    --------    ---------        --   --------    --------    --------
Balance - December 31, 2000      33,741  $    3    $ 56,692    $   (851)   $ (44,782)      (17)  $    (37)   $    ---    $ 11,025
Common stock issued pursuant to
   convertible notes                 61                 275                                                                   275
Value of options, warrants and
   restricted stock granted                             622        (349)                                                      273
Proceeds from options and
   warrants                         737                 713                                                                   713
Vesting of restricted stock         239                                                                                       ---
Amortization of deferred
    compensation                                                  1,085                                                     1,085
Net Loss                                                                     (15,258)                                     (15,258)
                                 ------  ------    --------    --------    ---------        --   --------    --------    --------
Balance - December 31, 2001      34,778  $    3    $ 58,302    $   (115)   $ (60,040)      (17)  $    (37)   $    ---    $ (1,887)
                                 ======  ======    ========    ========    =========        ==   ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                           Six-Months
                                                         Year Ended          Ended
                                                        December 31,      December 31,          Years Ended June 30,
                                                        ------------      ------------          --------------------
                                                            2001              2000              2000             1999
                                                            ----              ----              ----             ----
Operating activities:
   Net loss .........................................  $    (15,258)    $    (11,955)     $     (9,712)     $     (9,633)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation....................................           167               63                99                59
     Amortization of deferred compensation ..........         1,085            1,167             2,407             1,882
     Stock issued for interest earned on
         convertible subordinated note ..............           275              ---               ---               ---
     Amortization of warrant value ..................            74              ---               ---               ---
     Performance based stock expense ................           ---            6,055               ---               ---
     Loss on sale of fixed asset ....................             6              ---               ---               ---
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable...............          (400)             ---               ---               ---
     Decrease (increase) in inventory ...............           482             (686)              ---               ---
     Decrease (increase) in prepaid expenses
         and other assets ...........................            47             (665)               22               114
     Increase (decrease) in accounts payable and
         accrued expenses ...........................         2,927               83              (909)            1,203
                                                       ------------     ------------      ------------      ------------
Net cash used in operating activities................       (10,595)          (5,938)           (8,093)           (6,375)

Investing activities:
     Purchases of investments .......................        (5,280)          (4,774)          (14,446)          (10,968)
     Proceeds from maturities and sales of
           investments...............................         9,773            5,900             8,938            17,914
     Proceeds from sale of fixed asset...............            12              ---               ---               ---
     Capital expenditures ...........................          (133)            (182)             (231)              (69)
                                                       ------------     ------------      ------------      ------------
Net cash provided by (used in) investing activities..         4,372              944            (5,739)            6,877

Financing activities:
     Proceeds from sale of stock and exercise of
         options and warrants - net of expenses .....           713              874            16,472               351
     Net borrowings on line of credit ...............           649              731             1,021               ---
     Proceeds from sale of convertible subordinated
         notes.......................................        10,000              ---               ---               ---
                                                       ------------     ------------      ------------      ------------
Net cash provided by financing activities ...........        11,362            1,605            17,493               351

Net increase (decrease) in cash and cash equivalents          5,139           (3,389)            3,661               853

Cash and cash equivalents - beginning of period .....         2,240            5,629             1,968             1,115
                                                       ------------     ------------      ------------      ------------
Cash and cash equivalents - end of period ...........  $      7,379     $      2,240      $      5,629      $      1,968
                                                       ============     ============      ============      ============

Non cash:
     Warrant issued in connection with
         convertible subordinated notes..............           273              ---               ---               ---





The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  THE COMPANY:

    InKine Pharmaceutical Company, Inc. (the "Company") is a biopharmaceutical company that was incorporated in July 1993. The Company's first FDA approved product, Visicol(TM), is currently being marketed and is the first and only tablet purgative preparation indicated for bowel cleansing prior to colonoscopy. The Company's portfolio also includes IBStat(TM), an immediate release antispasmodic product to be marketed to gastroenterologists for use as an acute care product for a variety of indications. The Company is also developing product candidates Hematrol(TM) and Colirest(TM), steroid molecules for the treatment of idiopathic thrombocytopenic purpura (ITP) and inflammatory bowel disease (IBD), respectively. In addition, the Company is developing compounds including Angiocidin, a potent and specific angiogenesis inhibitor for potential use in cancer patients. The Company is focused on the diagnosis and treatment of cancer and autoimmune diseases, and has the additional strategy of acquiring drug candidates that are close to commercialization.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Presentation - Effective July 1, 2000, the Company changed its fiscal year from a twelve-month period ending June 30, to a twelve-month period ending December 31. The consolidated financial statements include presentation of the transition period beginning July 1, 2000 and ending on December 31, 2000.

    The following table presents certain financial information for the twelve-months ended December 31, 2001 and 2000, and the six-months ended December 31, 2000 and 1999, respectively (in thousands, except per share amounts):



                                                    Year Ended December 31,         Six-Months Ended December 31,
                                                    -----------------------         -----------------------------
                                                     2001              2000             2000              1999
                                                     ----              ----             ----              ----
                                                                    (unaudited)                        (unaudited)

Product revenue............................. $      4,338      $        ---     $        ---      $        ---
Other revenue...............................          523               ---              ---               ---
                                             ------------      ------------     ------------      ------------
   Revenue..................................        4,861               ---              ---               ---
Cost of goods sold..........................        1,881               ---              ---               ---
                                             ------------      ------------     ------------      ------------
   Gross profit.............................        2,980               ---              ---               ---

Research and development....................        5,361             9,397            7,060             3,395
Sales and marketing.........................        8,944             1,457            1,457               ---
General and administrative..................        3,689             5,509            3,900             1,897
Separation agreement and accelerated
   vesting of options.......................          ---               ---              ---               835
                                             ------------      ------------     ------------      ------------
   Operating Expenses.......................       17,994            16,363           12,417             6,127
                                             ------------      ------------     ------------      ------------
     Loss from operations...................      (15,014)          (16,363)         (12,417)           (6,127)

Interest income.............................          475               726              471               144
Interest expense............................         (713)              (47)              (9)              ---
Other.......................................           (6)              ---              ---               ---
                                             ------------      ------------     ------------      ------------
     Net loss............................... $    (15,258)     $    (15,684)    $    (11,955)     $     (5,983)
                                             ============      ============     ============      ============
     Net loss per share - basic and diluted. $      (0.45)     $      (0.50)    $      (0.36)     $      (0.24)
                                             ============      ============     ============      ============
     Weighted average shares outstanding -
         basic and diluted..................       34,285            31,586           33,254            24,678

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

    Inventories -- Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market.

     Concentration of Credit-- The Company invests generally in securities of the U.S. Treasury, U.S. government agencies, and U.S. government security-based money market funds. The Company has not experienced any losses on its investments.

    The Company has an exposure to credit risk in its trade accounts receivable from sales of Visicol(TM). The Company began selling Visicol(TM) on January 1, 2001, primarily in the United States, to wholesalers and large drug store chains.

    Deposits and Other Assets -- Deposits were made for both our terminated contract sales force and our leased office space in 2000. The deposit for the terminated contract sales force was refunded in full during 2001 and the deposit for the leased office space will be refunded in full at the end of the lease term. Other assets consist primarily of deferred financing costs incurred in connection with our June 2001 placement of convertible subordinated notes, which are being amortized over the life of the notes.

    Fixed Assets and Depreciation -- Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, including: (i) three (3) years for computers/software; (ii) five (5) years for office equipment and manufacturing equipment (located at the Company's contract manufacturer); and (ii) seven (7) years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

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

    Reclassification -- Certain prior period amounts have been reclassified to conform to current year financial statement presentation.

    Revenue Recognition -- The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence of the arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable.

    The Company generally recognizes revenue upon customer receipt of the product (F.O.B. destination). Revenue from service obligations is recognized when the services have been performed. Any revenues from research and development arrangements are recognized pursuant to the terms of the related agreements as work is performed, or as milestones are achieved.

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

    Income Taxes -- The Company accounts for income taxes using the liability method as prescribed by Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

    Comprehensive Income - SFAS No. 130 "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and "other comprehensive income" (i.e. other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income or loss as reported on the statement of operations). With regard to the Company, other comprehensive income consists of unrealized gains and losses on marketable securities. The comprehensive loss for each of the periods presented approximates the net loss in the statement of operations.

3.  ACCOUNTS RECEIVABLE:

    Accounts receivable balances consist of the following (in thousands):

                                                  December 31,      December 31,
                                                     2001             2000
                                                     ----             ----
Accounts receivable - gross....................  $       412       $       ---
Less: allowance for cash discounts.............          (12)              ---
                                                 -----------       -----------
     Accounts receivable.......................  $       400       $       ---
                                                 ===========       ===========
4.  INVESTMENTS:

     The Company invests in U.S. Treasury and U.S. Government agency securities. Excess cash is invested on a short-term basis in U.S. government based money market funds. The Company had no unrealized losses at December 31, 2001 and 2000. The Company has not realized any losses on its investments.

5.  INVENTORIES:

    Inventories balances consist of the following (in thousands):

                                                  December 31,      December 31,
                                                       2001             2000
                                                       ----             ----
Raw materials................................... $       137       $        80
Work in process.................................         ---               606
Finished goods..................................          67               ---
                                                 -----------       -----------
     Inventory.................................. $       204       $       686
                                                 ===========       ===========
6.  FIXED ASSETS:

     Fixed assets are stated at cost and consist of the following (in thousands):

                                                  December 31,      December 31,
                                                        2001             2000
                                                        ----             ----
Manufacturing equipment.......................... $       220       $       259
Office equipment and furniture...................         489               437
Total............................................         709               696
Less accumulated depreciation....................        (310)             (245)
                                                  ===========       ===========
     Fixed assets, net........................... $       399       $       451
                                                  ===========       ===========
7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    Accounts payable and accrued expenses consist of the following (in thousands):

                                                   December 31,     December 31,
                                                       2001             2000
                                                       ----             ----
Accounts payable................................. $     2,027       $       306
Sales and marketing costs........................         604                71
Allowance for returns and third-party rebates....         534               ---
Professional fees................................         170                75
Accrued severance................................         138               ---
Other............................................          77               171
                                                  -----------       -----------
     Accounts payable and accrued expenses....... $     3,550       $       623
                                                  ===========       ===========

8.  ALLOWANCE FOR SALES RETURNS:

         The Company maintains an allowance for potential future sales returns. This allowance is evaluated on a quarterly basis based on product characteristics, industry averages, wholesaler stocking patterns, and prescription trends. At December 31, 2001, the Company had a $441,000 returns allowance that was included in accounts payable and accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance:

                                                   December 31,     December 31,
                                                        2001             2000
                                                        ----             ----
Beginning allowance for sales returns............ $       ---       $       ---
Provision for estimated sales returns............         524               ---
Actual sales returns.............................         (83)              ---
                                                  -----------       -----------
     Ending allowance for sales returns.......... $       441       $       ---
                                                  ===========       ===========

9.  LINE OF CREDIT:

    The Company secured a $2,000,000 line of credit with a financial institution in December 1999. This credit line was increased to $5,000,000 in December 2000. Under the amended terms of this arrangement, the Company makes monthly interest-only payments at a variable per annum rate of 2.20%, plus the 30-day Dealer Commercial Paper Rate, with principal due on January 31, 2003. The Company maintains investments of at least 100% of the amount outstanding at the institution as collateral for the line of credit. At December 31, 2001 and 2000 $2,401,000 and $1,752,000, respectively, was outstanding under this line of credit at average interest rates of 6.06% and 8.75%, respectively.

10.  CONVERTIBLE SUBORDINATED NOTES:

    In June 2001, the Company completed a private placement of $10,000,000 of 5.50% convertible subordinated notes due June 2003 together with 265,487 warrants. The notes are convertible into the Company's common stock at a conversion price of $4.52 per share and the warrants have an exercise price of $5.42 per share. The conversion price is subject to weighted average anti-dilution provisions if the Company were to issue or sell its common stock below the conversion price. In accordance with APB Opinion No. 14, the Company allocated the fair value of the proceeds to the debt and warrants issued. The warrants were valued using the Black-Scholes valuation methodology. The allocation was determined based upon the relative fair values of the two securities at the time of issuance. In addition, the Company incurred debt issuance costs that has been deferred and included in Deposits and other assets on the balance sheet. The Company will incur non-cash charges to interest expense over the life of the note related to the amortization of the fair value of the warrants and the deferred issuance costs. When considering the amortization of the warrant value and deferred issuance costs, the effective interest rate on this note payable is approximately 10.79%. At December 31, 2001, the Company had $10,000,000 of these notes outstanding, net of $199,000 of deferred warrant costs. In addition, unamortized deferred issuance costs were $573,000 at December 31, 2001.

11.  SHAREHOLDERS' EQUITY:

    Preferred Stock

    The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without shareholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock, and the board of directors has the power to determine these voting rights.

    Common Stock

    In November 1997, the Company completed a private placement of 17,000,000 shares of common stock, together with underwriter warrants as described below, with net proceeds to the Company of approximately $15.8 million.

    Also, in November 1997, in connection with the purchase of certain technologies 875,000 shares of common stock were issued.

    In September 1999, the Company completed a private placement of 2,307,691 shares of common stock, together with warrants as described below, with net proceeds to the Company of $2,750,000.

    In May 2000, the Company completed a private placement of 2,838,871 shares of common stock, together with placement agent warrants as described below, with net proceeds to the Company of $9,900,000.

    Throughout year ended June 30, 2000 the Company issued approximately 4,431,000 shares of common stock from the exercise of warrants and stock options with net proceeds to the Company of $3,822,000.

    Throughout the six-months ended December 31, 2000 the Company issued approximately 1,046,000 shares of common stock from the exercise or vesting of warrants, stock options and restricted stock with net proceeds to the Company of $874,000.

    Throughout the year ended December 31, 2001 the Company issued approximately 976,000 shares of common stock from the exercise or vesting of warrants, stock options, and restricted stock with net proceeds to the Company of $713,000. In addition, the Company issued approximately 61,000 shares of common stock in connection with semi-annual coupon interest charges for the Company's outstanding convertible subordinated notes.

    Warrants

    In connection with the November 1997 private placement, the Company issued warrants to the placement agents to purchase an aggregate of 2,044,843 shares of common stock, exercisable at $1.00 per share (subject to antidilution adjustment). These warrants expire in November 2002. At December 31, 2001, 28,000 of these warrants were outstanding.

    In connection with the September 1999 private placement the Company issued warrants to the investors to purchase an aggregate of 761,538 shares of common stock. The warrants are exercisable at $1.78 per share. The warrants are subject to certain provisions that may increase the issuable shares and decrease the exercise price for the warrants, upon certain events that may have a dilutive effect on the investor's warrants. These warrants expire in September 2003. At December 31, 2001, 407,692 of these warrants are outstanding.

    In connection with the May 2000 private placement the Company issued warrants to the placement agents to purchase an aggregate of 283,887 shares of common stock, exercisable at $5.13 per share. These warrants expire in May 2005. At December 31, 2001, 283,887 of these warrants are outstanding.

    In connection with the June 2001 private placement of June 2003 convertible subordinated notes, the Company issued warrants to the noteholders to purchase an aggregate of 265,487 shares of common stock, exercisable at $5.42 per share. These warrants expire in June 2003. At December 31, 2001, 265,487 of these warrants are outstanding.

    Treasury Stock

    In May 1997, a shareholder/officer transferred to the Company 16,515 shares previously issued in payment of accrued salary; such transfer was made in satisfaction of obligations to the Company arising from the payment of withholding tax relating to the issuance. The Company is holding the repurchased shares as treasury shares.

    Stock Option Plans

    In October 1997, the shareholders of the Company approved the amended Stock Option Plan (the "1993 Plan"), which as amended provides for the granting of up to 4,200,000 shares of common stock, pursuant to which directors, employees, non-employees, consultants and advisors are eligible to receive stock options. Options granted under the 1993 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.

    In October 1997, the shareholders approved the 1997 Consultant Stock Option Plan (the "1997 Plan"), which provides for the granting of up to 2,500,000 shares of Common Stock, pursuant to which consultants and advisors to the Company are eligible to receive stock options. Options granted under the 1997 Plan are exercisable for a period not to extend beyond February 14, 2007 and at an exercise price determined by the Board or Plan Administrator.

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

    In addition to the shares of common stock issuable upon exercise of options granted under the Company's stock option plans, 2,056,773 shares of common stock are issuable upon exercise of outstanding options granted to an officer and a consultant pursuant to other written agreements. The exercise price for these options was set by the Board of Directors, or a committee designated by the Board, based upon an evaluation of the fair market value of the Company's common stock on the date of grant. The options vest over various periods, not exceeding three years, and expire no later than ten years from the date of grant.

    A summary of the status of the Company's stock options as of December 31, 2001 and 2000, and June 30, 2000 and 1999, and changes during the periods ending on those dates is presented below (in thousands, except per share data):




                               Year Ended          Six-Months Ended
                              December 31,           December 31,                   Years Ended June 30,
                              ------------         ----------------                 --------------------

                                  2001                   2000                   2000                    1999
                                  ----                   ----                   ----                    ----

                                      Weighted               Weighted              Weighted                Weighted
                                       Average                Average               Average                 Average
                            Shares    Exercise     Shares    Exercise    Shares    Exercise     Shares     Exercise
Options                     (000)       Price      (000)       Price      (000)      Price       (000)       Price
-------                     -----       -----      -----       -----      -----      -----       -----       -----
Outstanding at
   beginning of period..    6,443       $2.09      6,661       $1.30       8,246     $0.92         6,927     $0.84

Granted.................    1,116       $2.82        809       $7.10         962     $3.58         1,339     $1.32

Exercised...............    (596)       $0.66       (827)      $0.82      (2,420)    $0.92            (1)    $0.50

Forfeited...............    (374)       $1.51       (200)      $1.00        (127)    $0.72           (19)    $0.84
                          ------                  ------                 -------                  ------
Outstanding at end of
   period...............    6,589       $2.16      6,443       $2.09       6,661     $1.30         8,246     $0.92

Exercisable at end of
   period...............    4,764       $1.64      4,486       $1.28       4,100     $0.86         5,206     $0.84


     The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands, except per share data):



                                                  Options Outstanding                        Options Exercisable
                                                  -------------------                        -------------------

                                     Options     Weighted Average                        Options
           Range of                Outstanding      Remaining       Weighted Average   Exercisable   Weighted Average
        Exercise Prices            at 12/31/01   Contractual Life    Exercise Price    at 12/31/01    Exercise Price
        ---------------            -----------   ----------------   ----------------   -----------   ----------------

$0.61-$3.00...............            4,833         6.51 years           $0.94            4,092            $0.96

$3.01-$6.00...............            1,136         8.35 years           $4.21              468            $4.92

$6.01-$8.50...............              620         8.91 years           $7.76              204            $7.73
                                     ------                                              ------
$0.61-$8.50...............            6,589         7.10 years           $2.15            4,764            $1.64




    During the six-months ended December 31, 2000, the Company incurred approximately $5,301,000 of performance based stock expense resulting from the attainment of certain milestones that triggered the vesting of options granted in connection with the Company's equity compensation plans.

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



                                      For the Year        For the
                                          Ended       Six-Months Ended     For the Years Ended
                                       December 31      December 31,            June 30,
                                       -----------      ------------       -------------------

                                          2001              2000           2000          1999
                                          ----              ----           ----          ----

Net Loss            As reported         $(15,258)        $(11,955)        $(9,712)     $(9,633)

                    Pro forma           $(18,091)        $(12,523)       $(10,111)     $(9,760)
Net Loss Per
Share-basic and
diluted             As reported           $(0.45)          $(0.36)         $(0.36)      $(0.42)

                    Pro forma             $(0.53)          $(0.38)         $(0.37)      $(0.43)


    The resulting effect on pro forma net loss and net loss per share disclosed above may not likely be representative of the effects on net loss and net loss per share on a pro forma basis in future years, because 1999 pro forma results include the impact of only three years of grants and related vesting, while subsequent years will include additional years of grants and vesting.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:





                                       For the Year        For the
                                           Ended      Six-Months Ended      For the Years Ended
                                       December 31,      December 31,             June 30,
                                       ------------   ----------------      -------------------
                                           2001              2000            2000           1999
                                           ----              ----            ----           ----
Range of risk free interest rates.         3.57%            6.24%            5.5%           5.0%
Dividend yield....................          0%                0%              0%             0%
Volatility factor.................         202%              172%            159%           120%
Expected life of options (in years)          5                5               5              6


     The weighted average fair value of options granted was $4.06 for the year ended December 31, 2001, $6.77 for the six-months ended December 31, 2000 and $2.80 and $1.10 for the years ended June 30, 2000 and 1999, respectively.

     Restricted Stock

     In connection with the 1999 Plan, the Company is authorized to award shares of restricted stock. The maximum number of restricted shares issuable or transferable under the amended 1999 Plan is 25% of the aggregate number of shares issuable or transferable under the amended 1999 Plan. During the year ended December 31, 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000, 35,000, 100,000 and 228,000 shares, respectively, of restricted common stock were awarded to selected employees and non-employee directors of the Company. The restriction period for these awards was either a one to two year vesting period or upon the attainment of certain business related milestones, commencing from the grant date.

     During the six-months ended December 31, 2000, the Company incurred approximately $754,000 of performance based stock expense resulting from the attainment of certain milestones that triggered the removal of restrictions on restricted stock awards granted in connection with the Company's equity compensation plans.

12.  INCOME TAXES:

     The Company has approximately $36,495,000 of net operating loss ("NOL") carryforwards available to offset future federal taxable income and approximately $36,367,000 of net operating loss carryforwards available to offset future state taxable income subject to a $2,000,000 annual limitation. The NOL carryforwards are subject to examination by the tax authorities and expire in various years from 2005 through 2021. The NOL carryforward differs from the accumulated deficit due principally to differences in the recognition of certain research and development expenses for financial and federal income tax reporting. The Company is also entitled to approximately $1,242,000 of research and experimentation credits to offset future federal income tax liability and approximately $45,000 of research and experimentation credits to offset state income or franchise tax liability.

     The Tax Reform Act of 1986 contains provisions that may limit the NOL and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three year period results in an annual limitation on that company's ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change. The rules providing for the definition of an ownership change are complex and a study needs to be performed to determine if the Company has undergone a change in ownership. The Company believes that it has undergone an ownership change and is subject to an annual limitation on the use of its NOL carryforwards pursuant to these provisions. The Company does not believe that such limitation will have a material adverse impact on the utilization of its carryforwards. The Company's NOL carryforwards and temporary differences represent a previously unrecognized tax benefit. Recognition of these benefits requires future income. Because the attainment of future income is uncertain, the Company has established a valuation allowance, which increased by approximately $4,037,000 during the year ended December 31, 2001, for the entire amount of the tax benefit.

    Significant components of the Company's deferred tax assets as of December 31, 2001 and 2000 are as follows (in thousands):

                                                     December 31,   December 31,
                                                         2001           2000
                                                     ------------   ------------
Net operating loss carryforwards and credits......... $  16,095       $  10,881
Research and development costs.......................    11,867          11,542
Compensation.........................................       ---           2,077
Other................................................       582               7
                                                      ---------       ---------
      Net deferred tax assets........................    28,544          24,507
Valuation allowance for deferred tax assets..........   (28,544)        (24,507)
                                                      ---------       ---------
     Total deferred tax assets....................... $     ---       $     ---
                                                      =========       =========
13.  401(k) PLAN

    The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. During the year ended December 31, 2001, the six-months ended December 31, 2000 and the years ended June 30, 2000 and 1999 the Company provided a contribution equal to 50% of the first 4% contributed by the employee. An expense of approximately $37,000, $15,000, $26,000 and $23,000 was recognized for the same periods, respectively.

14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

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

    In September 2001, the Company entered into an license agreement with Zeria Pharmaceutical Company, Ltd. of Tokyo, Japan to develop, manufacture, market and sell Visicol(TM) for use in Japan. Under the agreement, Zeria will develop Visicol(TM) as a bowel cleansing agent. As compensation for the license granted to Zeria, the Company received an up-front license fee of $500,000 and will receive an additional $2,000,000 in fixed license fees upon the attainment of reaching certain development milestones. In addition, the Company will receive royalty payments based on net sales of Visicol(TM) in Japan. Zeria is responsible for all development costs.

    In February 2001, the Company entered into an agreement with Morton Grove Pharmaceuticals to develop, manufacture and market IBStat(TM), an immediate release antispasmodic product. IBStat(TM) will be marketed to gastroenterologists for use as an acute care product for a variety of indications, including spasm of the colon. Under the agreement, the Morton Grove Pharmaceuticals will develop and supply the product and the Company will market and sell IBStat(TM) through its commercial operations.

    Terms of the acquisition of the Fc Receptor Technology on November 6, 1997, required the Company to pay the CorBec shareholders an aggregate of $750,000 and issue to them an aggregate of 750,000 shares of Common Stock. Additional cash payments in the aggregate amount of $16,580,000 and additional issuances of an aggregate of 720,000 shares of Common Stock are to be made upon the achievement of the following milestones and targets: (i) $500,000 and 180,000 shares upon the Company's receipt of a letter of approval from the FDA allowing for the commercial sale of CBP-1011 (the compound from which Hematrol(TM) and Colirest(TM) are derived); (ii) 80,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $20,000,000; (iii) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from CBP-1011 equals or exceeds $30,000,000; (iv) 180,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $40,000,000; (v) $500,000 and 30,000 shares upon the Company's filing of an IND with the FDA with respect to a second generation compound (a "Second Drug"); (vi) $80,000 upon the successful completion of Phase II clinical trials with respect to a Second Drug; (vii) 120,000 shares upon the Company's filing of an NDA with respect to a Second Drug; (viii) $500,000 and 130,000 shares upon receipt of a letter of approval from the FDA allowing for the commercial sale of a Second Drug; and (ix) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from the Second Drug equals or exceeds $75,000,000. Since the acquisition of CorBec, the Company has retained Dr. Alan Schreiber, the inventor, as a consultant to the Company. Most recently, in November 2000, the Company entered into a two-year consulting agreement with Dr. Schreiber. In connection with this agreement, Dr. Schreiber received an option to purchase 274,000 shares at the market price on the date of grant. The agreement also requires the Company to fund Dr. Schreiber's lab over the course of two years.

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

    Rent

    In November 2000 the Company entered into a lease for office space of approximately 8,000 square feet, in Blue Bell, Pennsylvania. This lease will expire five years from the effective date and minimum annual rent payments are as follows:

                  2002      $       206,000
                  2003              210,000
                  2004              214,000
                  2005              181,000
                             --------------
                             $      811,000
                             ==============


    Rent expense was approximately $205,000, $79,000, $108,000 and $100,000 for the year ended December 31, 2001, the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999, respectively.

15.  INTERIM FINANCIAL RESULTS (UNAUDITED):

    The following tables set forth certain unaudited financial information for each of the four quarters in the years ended December 31, 2001, June 30, 2000 and 1999 and for each of the two quarters in the six-months ended December 31, 2000. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. (in thousands, except per share amounts.)



                                                                        Three-Month Periods Ended
                                              ------------------------------------------------------------------------------
                                                    March 31,          June 30,          September 30,      December 31,
                                                      2001               2001                2001               2001
                                               ----------------    ----------------    ----------------   ------------------
Revenue......................................  $          1,601    $          1,754    $            965   $            541
Cost of goods sold...........................               767                 657                 226                231
Gross profit.................................               834               1,097                 739                310
Research and development.....................               894               1,045               1,576              1,846
Sales and marketing..........................             1,917               2,310               2,732              1,985
General and administrative...................             1,015                 969                 887                818
Loss from operations.........................            (2,992)             (3,227)             (4,456)            (4,339)
Net loss.....................................  $         (2,879)   $         (3,201)   $         (4,623)  $         (4,555)
Net loss per share - basic and diluted.......  $          (0.08)   $          (0.09)   $          (0.13)  $          (0.13)

                                                                       Three-Month Periods Ended
                                                                  -------------------------------------
                                                                    September 30,       December 31,
                                                                        2000                2000
                                                                   ----------------    ----------------
                   Research and development.....................  $          5,772    $          1,288
                   Sales and marketing..........................               322               1,135
                   General and administrative...................             2,391               1,509
                   Loss from operations.........................            (8,485)             (3,932)
                   Net loss.....................................  $         (8,225)   $         (3,730)
                   Net loss per share - basic and diluted.......  $          (0.25)   $          (0.11)

                                                                        Three-Month Periods Ended
                                               ----------------------------------------------------------------------------
                                                 September 30,       December 31,       March 31, 2000        June 30,
                                                     1999                1999                                   2000
                                                ----------------    ----------------    ----------------   ----------------
Research and development.....................  $          1,411    $          1,984    $          1,100   $          1,236
General and administrative...................               915                 982                 722                887
Separation agreement and accelerated vesting
    of options...............................               ---                 835                 ---                ---
Loss from operations.........................            (2,326)             (3,801)             (1,822)            (2,123)
Net loss.....................................  $         (2,263)   $         (3,720)   $         (1,760) $          (1,969)
Net loss per share - basic and diluted.......  $          (0.10)   $          (0.14)   $          (0.06) $           (0.06)

                                                                        Three-Month Periods Ended
                                              ------------------------------------------------------------------------------
                                                 September 30,       December 31,       March 31, 1999        June 30,
                                                     1998                1998                                   1999
                                                ----------------    ----------------    ----------------   ----------------
Research and development.....................  $          1,267    $          1,017    $          1,768   $          2,513
General and administrative...................               854                 974                 849                916
Loss from operations.........................            (2,121)             (1,991)             (2,617)            (3,429)
Net loss.....................................  $         (1,951)   $         (1,846)   $         (2,501)  $         (3.335)
Net loss per share - basic and diluted.......  $          (0.09)   $          (0.08)   $          (0.11)  $          (0.14)

                                  EXHIBIT INDEX

3.1            Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.2            By-laws. (Exhibit 3.2)(2)

4.1            Form of Common Stock Purchase Warrant, dated September 20, 1999.
               (In accordance with Item 601 of Regulation S-K, similar warrants granted to investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor.) (Exhibit 4.3)(3)

4.2 Common Stock Purchase Warrant, dated May 5, 2000, granted to the placement agent, Leerink, Swann, Garrity, Sollami, Yaffe & Wynn, Inc. (Exhibit 4.2)(4)

4.3 Registration Rights Agreement dated June 15, 2001 among InKine, Bank of Canada and S.A.C. Capital Associates, LLC. (Exhibit 4.2)(5)

4.4 Form of 5.5% Convertible Subordinated Notes due June 2003. (In accordance with Item 601 of Regulation S-K, similar notes issued to the investors have not been filed because they are identical in all material respects.) (Exhibit 4.3)(5)

4.5 Form of Common Stock Purchase Warrant, dated June 15, 2001. (In accordance with Item 601 of Regulation S-K, similar warrants granted to investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor.) (Exhibit 4.4)(5)

10.1 Agreement and Plan of Reorganization among Panax Pharmaceutical Company, Ltd., CorBec Pharmaceuticals, Inc. and certain Security Holders of CorBec Pharmaceuticals, Inc., dated October 31, 1997. (Exhibit 10.1)(6)

10.3 Stock Purchase Agreement by and between Panax Pharmaceutical Company, Ltd. and Leonard S. Jacob dated September 3, 1997. (Exhibit 10.3)(6)

10.4           Employment Agreement between InKine Pharmaceutical Company, Inc.
               and Leonard S. Jacob, dated November 6, 1997. (Exhibit 10.4)(6)

10.5           Employment Agreement between InKine Pharmaceutical Company, Inc.
               and Robert F. Apple, dated November 2, 1998. (Exhibit 10.6)(7)

10.6 Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6, 1997, issued to Leonard S. Jacob. (Exhibit 10.6)(6)

10.7 Common Stock Purchase Option, dated November 6, 1997 issued to Allegheny University of the Health Sciences. (Exhibit 10.7)(6)

10.8 Non-Milestone Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.8)(6)

10.9 Common Stock Purchase Option, dated November 6, 1997 issued to George Tuszynski. (Exhibit 10.9)(6)

10.10          Stock Option Plan, as amended. (Exhibit 99)(8)

10.11          1997 Consultant Stock Option Plan. (Exhibit 99)(9)

10.12          Form of Stock Option Agreement. (Exhibit 10(b))(10)


                            Page 1 of Exhibit Index

10.13          License Agreement with ALW Partnership. (Exhibit 10(1))(11)

10.14          Form of Option granted to Partners of ALW Partnership. (Exhibit
               10(n))(11)

10.15 Amendment to Employment Agreement, dated November 4, 1999, between the Company and Leonard S. Jacob. (Exhibit 10.18)(12)

10.16          1999 Equity Compensation Plan(13)

23*            Consent of KPMG LLP.
-----------------------
*              Filed herewith.

(1) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, with the Securities and Exchange Commission.

(2) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, with the Securities and Exchange Commission.

(3)            Filed as an Exhibit to InKine's Form S-3 (SEC File No.
               333-89365), dated October 20, 1999, with the Securities and Exchange Commission.

(4)            Filed as an Exhibit to InKine's Form S-3 (SEC File No.
               333-37254), dated May 17, 2000, with the Securities and Exchange Commission.

(5) Filed as an Exhibit to InKine's Current Report on Form 8-K dated June 19, 2001, with the Securities and Exchange Commission.

(6) Filed as an Exhibit to InKine's Current Report on Form 8-K, dated November 6, 1997 (as amended by Form 8-K/A filed on December 3,
               1997), with the Securities and Exchange Commission.

(7) Filed as an Exhibit to InKine's Annual Report on Form 10-K for the year ended June 30, 1999, with the Securities and Exchange Commission.

(8)            Filed as an Exhibit to InKine's Form S-8 (SEC File No.
               333-58063), dated June 29, 1998, with the Securities and Exchange Commission.

(9) Filed as Exhibit to InKine's Form S-8 (SEC File No. 333-58065) dated June 29, 1998, with the Securities and Exchange Commission.

(10) Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1995, with the Securities and Exchange Commission.

(11) Filed as an Exhibit to InKine's Current Report on Form 8-K dated February 14, 1997, with the Securities and Exchange Commission.

(12) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, with the Securities and Exchange Commission.

(13) Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-47088) dated September 29, 2000, with the Securities and Exchange Commission.


                             Page 2 of Exhibit Index

The Board of Directors
InKine Pharmaceutical Company, Inc.


We consent to incorporation by reference in the registration statements Nos. 333-64658, 333-42647, 333-37254 and 333-89365 on Form S-3 and Nos. 333-33898,
333-58063, 333-58065, 333-54530, 333-50022, 333-49992 and 333-47088 on Form S-8
of InKine Pharmaceutical Company, Inc. of our report dated January 25, 2002, relating to the balance sheets of InKine Pharmaceutical Company, Inc. as of December 31, 2001 and 2000 and the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2001, the six-month period ended December 31, 2000 and for each of the years in the two year period ended June 30, 2000, which report appears in the annual report on Form 10-K of InKine Pharmaceutical Company, Inc.



                                                                    /s/ KPMG LLP
Philadelphia, Pennsylvania
March 28, 2002