Form 10-Q
period 2002-03-31
INKINE PHARMACEUTICAL CO INC
filed 2002-05-15
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2002


                           Commission File No. 0-24972
                                               -------


                       INKINE PHARMACEUTICAL COMPANY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            New York                                     13-3754005
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                            1787 Sentry Parkway West
                             Building 18, Suite 440
                               Blue Bell, PA 19422
                            ------------------------
                    (Address of principal executive offices)

                                  215-283-6850
                         -------------------------------
                         (Registrant's telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No___

      At May 14, 2002, the registrant had outstanding 34,904,169 shares of common stock, par value $.0001 per share.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                      INDEX


                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  BALANCE SHEETS - as of March 31, 2002 (unaudited) and
                  December 31, 2001...............................................................................3

                  STATEMENTS OF OPERATIONS (unaudited) - for the Three-Months
                  Ended March 31, 2002 and 2001...................................................................4

                  STATEMENTS OF CASH FLOWS (unaudited) - for the Three-Months Ended
                  March 31, 2002 and 2001.........................................................................5

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS.........................................................6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................................8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks....................................11

PART II - OTHER INFORMATION......................................................................................11


SIGNATURES.......................................................................................................13

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS

               (in thousands, except share and per share amounts)


                                                                                  March 2002             December 31, 2001
                                                                                  ----------             -----------------
         ASSETS                                                                  (unaudited)

Current assets:
     Cash and cash equivalents........................................            $      9,675              $      7,379
     Short-term investments...........................................                      --                     4,787
     Accounts receivable..............................................                     640                       400
     Inventory........................................................                     411                       204
     Prepaid expenses and other current assets........................                     219                        89
                                                                                  ------------              ------------
         Total current assets.........................................                  10,945                    12,859

Deposits and other long-term assets...................................                     508                       607
Fixed assets..........................................................                     358                       399
                                                                                  ------------              ------------

         Total assets.................................................            $     11,811              $     13,865
                                                                                  ============              ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses............................            $      4,003              $      3,550
     Line of credit...................................................                   2,417                     2,401
                                                                                  ------------              ------------
         Total current liabilities....................................                   6,420                     5,951

Convertible subordinated notes........................................                   9,835                     9,801
                                                                                  ------------              ------------

         Total liabilities............................................                  16,255                    15,752

Shareholders' deficit:
     Preferred stock, $.0001 par value; authorized 5,000,000
         shares; none issued and outstanding .........................                      --                        --
     Common stock, $.0001 par value; authorized 75,000,000
         shares; issued 34,903,370 and 34,777,720 shares, respectively                       3                         3
     Less common stock held in treasury (16,515 shares)...............                     (37)                      (37)
     Additional paid-in capital.......................................                  58,493                    58,302
     Deferred compensation............................................                     (86)                     (115)
     Accumulated deficit..............................................                 (62,817)                  (60,040)
                                                                                  ------------              ------------

         Total shareholders' deficit..................................                  (4,444)                   (1,887)
                                                                                  ------------              ------------

         Total liabilities and shareholders' deficit..................            $     11,811              $      13,865
                                                                                  ============              =============

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)

                                                                                    Three-Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                2002                2001
                                                                                ----                ----
Product revenue.............................................                   $  958            $ 1,601
Other revenue...............................................                       19                 --
                                                                              -------            -------
      Total revenue.........................................                      977              1,601
Cost of goods sold..........................................                     (285)              (767)
                                                                              -------            -------
      Gross profit..........................................                      692                834

Research and development....................................                    1,602                894
Sales and marketing.........................................                    1,030              1,917
General and administrative..................................                      593              1,015
                                                                              -------            -------
      Operating expenses....................................                    3,225              3,826
                                                                              -------            -------

                  Loss from operations......................                   (2,533)            (2,992)

Interest income.............................................                       31                157
Interest expense............................................                     (275)               (38)
Loss on sale of fixed asset                                                        --                 (6)
                                                                              -------            -------
                  Net loss..................................                  $(2,777)           $(2,879)
                                                                              =======            =======

Net loss per share - basic and diluted......................                  $ (0.08)           $ (0.08)

Weighted average shares outstanding - basic and diluted.....                   34,835             33,881


See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)


                                                                                Three-Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                             2002               2001
                                                                             ----               ----
Operating activities:
   Net loss...................................................             $(2,777)           $(2,879)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation...........................................                  41                 36
       Amortization of deferred compensation..................                  29                290
       Loss on sale of fixed asset............................                  --                  6
       Amortization of warrant value..........................                  34                 --
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable....................                (240)            (1,475)
         (Increase) in inventory..............................                (207)              (658)
         (Increase) in prepaid expenses and other assets......                 (31)              (717)
         Increase in accounts payable and accrued expenses....                 453              2,057
                                                                           -------            -------
     Net cash used in operating activities....................              (2,698)            (3,340)

Investing activities:
   Purchases of investments...................................                  --               (493)
   Proceeds from maturities and sales of investments..........               4,787              3,255
   Proceeds from sale of fixed asset..........................                  --                 12
   Capital expenditures.......................................                  --                (66)
                                                                           -------            -------
     Net cash provided by investing activities................               4,787              2,708

Financing activities:
    Net proceeds from exercise of options and warrants........                 191                375
    Borrowings, net of repayments on line of credit...........                  16                541
                                                                           -------            -------
     Net cash provided by financing activities................                 207                916
                                                                           -------            -------

Net increase in cash and cash equivalents.....................               2,296                284

Cash and cash equivalents - beginning of period...............               7,379              2,240
                                                                           -------            -------

Cash and cash equivalents - end of period.....................             $ 9,675            $ 2,524
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

         The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year, although the Company expects to incur a loss for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, which are contained in the Company's most recent Annual Report on Form 10-K.

2.       Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

3.       Allowance for Sales Returns

         The Company maintains an allowance for potential future sales returns. This allowance is evaluated on a quarterly basis based on product characteristics, industry averages, wholesaler stocking patterns, and prescription trends. At March 31, 2002, the Company had a $185,000 returns allowance that was included in accounts payable and accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance for the three-months ended March 31, 2002:

Allowance at December 31, 2001                        $441,000
Provision for estimated sales returns                  164,000
Actual sales returns                                  (420,000)
                                                      --------
     Allowance at March 31, 2002                      $185,000
                                                      ========

4.       Line of Credit

         The Company maintains a $7,500,000 line of credit with a financial institution, which expires January 31, 2003. Monthly interest-only payments are made at a variable per annum rate of 2.20% plus the 30-day Dealer Commercial Paper Rate. Amounts outstanding under this credit line were $2,417,000 and $2,401,000 at March 31, 2002 and December 31, 2001, respectively. Average interest rates for the three and twelve-month periods ended March 31, 2002 and December 31, 2001, respectively, were 3.98% and 6.06%, respectively. 5.

Convertible Subordinated Notes

         On June 15, 2001, the Company completed a private placement of $10,000,000 of 5.50% convertible subordinated notes due June 2003 together with 265,487 warrants. The notes are convertible into the Company's common stock at a conversion price of $4.52 per share and the warrants have an exercise price of $5.42 per share. The conversion price of $4.52 is subject to anti-dilution provisions if the Company were to issue or sell its common stock below the $4.52 conversion price. In accordance with APB Opinion No. 14, the Company allocated the fair value of the proceeds to the debt and warrants issued. The warrants were valued using the Black-Scholes valuation methodology. The allocation was determined based upon the relative fair values of the two securities at the time of issuance. In addition, the Company incurred debt issuance costs that has been deferred and included in Deposits and other long-term assets on the Balance Sheet. The Company will incur non-cash charges to interest expense over the life of the note related to the amortization of the fair value of the warrants and the deferred issuance costs. When considering the amortization of the warrant value and deferred issuance costs, the effective interest rate on this note payable is approximately 10.79%. At March 31, 2002, the Company had $10,000,000 of these notes outstanding, net of $165,000 of deferred warrant costs. In addition, unamortized deferred issuance costs were $475,000 at March 31, 2002.

         Under the current terms of the Company's convertible subordinated notes, an event of default will occur if the Company fails to maintain its listing on the Nasdaq National Market. Although the Company is not currently in default, the Company is currently out of compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market. The holders of the Company's convertible subordinated notes granted the Company a waiver from this requirement provided that the Company's common stock is listed on Nasdaq Small Cap Market and further provided that the Company complete a restructuring of such convertible subordinated notes. The Company filed an application with Nasdaq to have shares of the Company's common stock listed on the Nasdaq Small Cap Market. In addition, the Company has been engaged in discussions with the note holders regarding the restructuring of the Company's convertible subordinated notes.

6.       Shareholders Equity

         During the three-months ended March 31, 2002, the Company received net proceeds of approximately $191,000 from the exercise of stock options and warrants.

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

General

         We are a biopharmaceutical company engaged in the research, development and commercialization of products that may be used in the diagnosis and treatment of cancer and autoimmune diseases. We pursue these objectives through products and technology platforms consisting of Visicol(TM), IBStat(TM), the FcReceptor Technology (Colirest(TM) and Hematrol(TM)) and the Thrombospondin Technology.

         The quarter ended March 31, 2002 is the fifth quarter that we have generated sales revenue. Such revenue is the result of our 2001 commercial introduction of our lead product, Visicol(TM). We have previously funded operations primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since our inception, and expect to incur additional losses in the foreseeable future. We expect that losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial. At March 31, 2002, our accumulated deficit was approximately $62,817,000.

Results of Operations

         We incurred losses of $2,777,000 and $2,879,000 or $0.08 and $0.08 per share for the three-month periods ended March 31, 2002 and 2001, respectively. We expect to incur losses for the remainder of the year as we continue to develop our technologies and introduce our newly formulated Visicol(TM) tablets.

         Our gross profit was $692,000 for the quarter ended March 31, 2002, as compared to $834,000 for the same period a year ago. Included in cost of goods sold are both distribution and royalty costs totaling $73,000 and $93,000 for the quarters ended March 31, 2002 and 2001, respectively. Distribution cost includes expenses related to contract warehousing, tracking, and shipping of product to our customers. Royalty cost represents amounts due to the inventor of Visicol based on product sales. Gross profit and gross profit as a percent of sales are expected to increase during 2002 due to the introduction of the newly formulated Visicol(TM) and decreased manufacturing costs.

         We incurred research and development expenses of $1,602,000 and $894,000 for the quarters ended March 31, 2002 and 2001, respectively. The increase is mostly attributable to costs associated to our ongoing Colirest(TM) pivotal study of approximately $1,000,000, partially offset by reductions in development costs for Visicol(TM). We expect to continue to incur costs associated with our Colirest(TM) pivotal study and additional Visicol(TM) development costs for the remainder of the year.

         Sales and marketing costs of $1,030,000 and $1,917,000 were incurred for the quarters ended March 31, 2002 and 2001, respectively. During the quarter ended March 31, 2002, sales and marketing costs included approximately $600,000 for our co-promotion agreement with Procter and Gamble Pharmaceuticals with the balance of sales and marketing costs for internal sales operations and marketing activities associated with Visicol(TM). Sales and marketing costs for the quarter ended March 31, 2001 also included $958,000 associated with our former contract sales organization, which was terminated in the fourth quarter of 2001.

         We are launching the new formulation of Visicol(TM) during the second quarter of 2002. Depending on several factors, including but not limited to the timing of the launch, future prescription volume and the desire by retailers to return their inventory of the original formulation, we could record a significant charge for the transition to the new product. While it is difficult at this time to forecast this charge, we estimate that it is reasonably possible that such a charge may be up to $750,000 or $0.02 per share, however, at March 31, 2002 we believe the allowance for sales returns is fairly stated.

         General and administrative expenses were $593,000 and $1,015,000 for the quarters ended March 31, 2002 and 2001, respectively. The decrease is the result of significant payroll reductions, reduced fees paid to outside vendors and consultants and reduced deferred compensation. Included in general and administrative expenses is amortization of deferred compensation of $29,000 and $292,000 for the quarters ended March 31, 2002 and 2001, respectively.

         The $127,000 decrease in interest income is the result of significantly reduced interest rates and decreased average cash and investment balances for the quarter ended March 31, 2002 compared to the same period a year ago. The $238,000 increase in interest expense is the result of interest related to our June 2001 placement of $10,000,000 in convertible subordinated notes.

Liquidity and Capital Resources

         At March 31, 2002, we had cash and cash equivalents of $9,675,000, which includes net proceeds from current quarter warrant and option exercises of $191,000.

         We believe that our financial resources are adequate for our operations for the next 9 to 12 months. Our future short and long-term capital requirements will depend on numerous factors, including the timing and marketplace acceptance of our new formulation of Visicol(TM).

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

         We are currently conducting a pivotal trial of Colirest(TM) in Crohn's disease and continue to market and sell Visicol(TM) to distributors and drug store chains. During the next twelve-months, we expect to spend approximately $2 million on the Colirest(TM) study, and $5 million on Visicol(TM) sales and marketing costs. These activities will be funded by our current cash balance and future Visicol(TM) sales. If Visicol(TM) sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

         We anticipate incurring additional losses in the foreseeable future as we expand our commercial activities relating to Visicol(TM) and IBStat(TM), and research and development activities relating to the FcReceptor Technology and the Thrombospondin Technology. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

         In June 2001, we completed a private placement of $10,000,000 of 5.50% convertible subordinated notes due June 2003 together with 265,487 warrants. The notes are convertible into the Company's common stock at a conversion price of $4.52 per share and the warrants have an exercise price of $5.42 per share. The conversion price of $4.52 is subject to anti-dilution provisions if the Company were to issue or sell its common stock below the $4.52 conversion price.

         Under the current terms of our convertible subordinated notes, an event of default will occur if we fail to maintain our listing on the Nasdaq National Market. Although we are not currently in default, we are currently out of compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market. The holders of our convertible subordinated notes granted us a waiver from this requirement provided that our common stock is listed on Nasdaq Small Cap Market and further provided that we complete a restructuring of such convertible subordinated notes. We filed an application with Nasdaq to have shares of our common stock listed on the Nasdaq Small Cap Market. In addition, we have been engaged in discussions with the note holders regarding the restructuring of our convertible subordinated notes.

Research and Development Programs

         We have three significant research and development projects relating to: (i) Visicol(TM); (ii) the Fc Receptor Technology (which includes Colirest(TM) and Hematrol(TM)); and (iii) the Thrombospondin Technology.

         Visicol(TM). We have focused our Visicol(TM) research and development on cleansing of the colon prior to colonoscopy. In addition, we are also developing Visicol(TM) for cleansing of the colon prior to sigmoidoscopy and treating constipation. The current status of these projects are as follows: (i) for cleansing of the colon prior to colonoscopy, the United States Food and Drug Administration, commonly known as the FDA, has approved both our New Drug Application as well as our Supplemental New Drug Application; (ii) for cleansing of the colon prior to sigmoidoscopy, we have completed a Phase I study; and
(iii) for treating constipation, we have completed a Phase I study. We are presently marketing Visicol(TM) for cleansing of the colon prior to colonoscopy. At this time, we do not intend to do any further clinical studies regarding to use of Visicol(TM) for cleansing of the colon prior to sigmoidoscopy and treating constipation. As of March 31, 2002, we have incurred total costs of approximately $11,000,000 in connection with our Visicol(TM) research and development. During the three months ended March 31, 2002, we incurred an aggregate of $1,602,000 in research and development expenses, approximately $200,000 of which is attributable to Visicol(TM).

         Fc Receptor Technology. We are developing Colirest(TM) for treatment of IBD and Hematrol(TM) for treatment of idiopathic thrombocytopenic purpura or ITP. With respect to Colirest(TM), we have completed a Phase II study of Crohn's disease and a Phase II study of ulcerative colitis. In June 2001, we began a Colirest(TM) Pivotal Phase IIb study of Crohn's disease. We anticipate completion of the studies and submission of a New Drug Application for Colirest(TM) to the FDA in 2004/2005. With respect to Hematrol(TM), we have completed a Phase II and a single dose pharmacokinetic study. Our Phase III study of Hematrol(TM) is presently on hold. In order to focus our efforts on gastrointestinal products, we are currently considering sublicensing Hematrol(TM) to other pharmaceutical companies which have a hematology focus. If this strategy is not successful, we will consider resuming clinical development of Hematrol(TM). As of March 31, 2002, we have incurred total costs of approximately $5,800,000 in connection with our Fc Receptor Technology research and development. During the three months ended March 31, 2002, we incurred an aggregate of $1,602,000 in research and development expenses, approximately $1,200,000 of which is attributable to the Fc Receptor Technology.

         Thrombospondin Technology. We are developing the Thrombospondin Technology for prevention of metastatic cancer including but not limited to breast, lung, prostate, pancreas and squamous cell cancer. We are in the pre-clinical stage of our research and development relating to the Thrombospondin Technology. We have identified a hexapeptide structure that appears to prevent the spread of human tumors in animals by blocking the TSP-1 receptor. In addition, we have cloned the TSP-1 receptor, thus providing us with chemical screening capability that did not previously exist. Preclinical testing is to be conducted to determine if the pharmacokinetics and safety profile warrant the introduction of this molecule into humans. In order to develop the Thrombospondin Technology, we intend to explore corporate partnerships because of the expense involved in developing an agent used to treat or prevent the spread of cancer. Due to the early stage of development of the Thrombospondin Technology, we are unable to estimate a completion date for research and development of the Thrombospondin Technology. As of March 31, 2002, we have incurred total costs of approximately $2,000,000 in connection with the Thrombospondin Technology research and development. During the three months ended March 31, 2002, we incurred an aggregate of $1,602,000 in research and development expenses, a de minimus amount of which is attributable to the Thrombospondin Technology.

Recently Issued Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 required the recognition of a liability for an asset retirement in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The standard is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS 143 will have any immediate impact on our financial statements.

         We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. In August 2001, the FASB issued SFAS No. 144, which supercedes both SFAS 121, "Accounting for the Impairment of Long -Lived Assets to be Disposed Of, " and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment (as previously defined in APB No. 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121. For example, SFAS No. 144 provides guidance on how long-lived assets that are used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 144 for assets held for use did not have any impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. Furthermore, the provisions of the new standard for assets held for sale or disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. The rescission of FASB Statement No.4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, which amended Statement 4, will effect income statement classification of gains and losses from extinguishment of debt. Statement 4, required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission, the criteria in Opinion 30 will now be used to classify those gains and losses. This is a result of the changed marketplace that now utilizes the extinguishment of debt as part of day-to-day risk management strategies. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition is completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The standard is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement 4 encouraged. We do not believe the adoption of SFAS 145 will have any immediate impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2003. The interest rate on the line of credit has fluctuated from 3.81% to 4.24% over the past three months and the outstanding balance at March 31, 2002 was approximately $2,417,000.

         Typically, a substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government and bank certificates of deposit. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. At March 31, 2002, all of our investments had matured and the proceeds from such maturities were held in cash and cash equivalents, typically government backed money market funds.

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





                               INKINE PHARMACEUTICAL
                               COMPANY, INC.


Date: May 14, 2002             By:  /s/ Robert F. Apple
                                    -------------------
                                    Robert F. Apple
                                    Chief Financial Officer, (Authorized Officer
                                    and Principal Financial Officer)