Form 10-Q
period 2002-06-30
INKINE PHARMACEUTICAL CO INC
filed 2002-08-14
CIK 929547

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2002


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 14, 2002, the registrant had outstanding 34,965,010 shares of common stock, par value $.0001 per share.

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

                  BALANCE SHEETS - as of June 30, 2002 (unaudited) and
                  December 31, 2001...............................................................................3

                  STATEMENTS OF OPERATIONS (unaudited) - for the Three and Six-Months
                  Ended June 30, 2002 and 2001....................................................................4

                  STATEMENTS OF CASH FLOWS (unaudited) - for the Six-Months Ended June 30, 2002 and 2001..........5

                  NOTES TO FINANCIAL STATEMENTS (unaudited).......................................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks....................................12

PART II - OTHER INFORMATION......................................................................................14

         Item 4.  Submission of Matters to a Vote of Security Holders............................................14

         Item 6.  Exhibits and Reports on Form 8-K...............................................................14

SIGNATURES.......................................................................................................16


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS

               (in thousands, except share and per share amounts)


                                                                                June 30, 2002        December 31, 2001
                                                                                -------------        -----------------
         ASSETS                                                                 (unaudited)

Current assets:
     Cash and cash equivalents........................................            $      7,690            $      7,379
     Short-term investments...........................................                     ---                   4,787
     Accounts receivable..............................................                     851                     400
     Inventory........................................................                     914                     204
     Prepaid expenses and other current assets........................                     230                      89
                                                                                  ------------            ------------
         Total current assets.........................................                   9,685                  12,859

Deposits and other long-term assets...................................                     410                     607
Fixed assets..........................................................                     346                     399
                                                                                  ------------            ------------

         Total assets.................................................            $     10,441            $     13,865
                                                                                  ============            ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses............................            $      3,867            $      3,550
     Line of credit...................................................                   2,402                   2,401
     Current portion of convertible subordinated notes................                   9,869                     ---
                                                                                  ------------            ------------
         Total current liabilities....................................                  16,138                    5,951

Convertible subordinated notes........................................                     ---                    9,801
                                                                                  ------------            ------------

         Total liabilities............................................                  16,138                  15,752

Shareholders' deficit:
     Preferred stock, $.0001 par value; authorized 5,000,000
         shares; none issued and outstanding .........................                     ---                     ---
     Common stock, $.0001 par value; authorized 75,000,000
         shares; issued 34,965,010 and 34,777,720 shares, respectively                       3                       3
     Less common stock held in treasury (16,515 shares)...............                     (37)                    (37)
     Additional paid-in capital.......................................                  58,767                  58,302
     Deferred compensation............................................                     (58)                   (115)
     Accumulated deficit..............................................                 (64,372)                (60,040)
                                                                                  ------------            -------------

         Total shareholders' deficit..................................                  (5,697)                 (1,887)
                                                                                  ------------            -------------

         Total liabilities and shareholders' deficit..................            $     10,441            $      13,865
                                                                                  ============            =============

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)


                                                             Three-Months Ended                   Six-Months Ended
                                                                  June 30,                            June 30,
                                                             2002             2001               2002           2001
                                                             ----             ----               ----           ----

Product revenue..................................         $   1,963       $    1,754         $    2,921     $    3,355
Other revenue....................................                44              ---                 63            ---
                                                          ---------       ----------         ----------     ----------
    Total  revenue...............................             2,007            1,754              2,984          3,355

Cost of goods sold...............................              (504)            (657)              (789)        (1,424)
                                                          ---------        ---------          ---------      ---------
      Gross profit...............................             1,503            1,097              2,195          1,931

Research and development.........................               870            1,045              2,472          1,939
Sales and marketing..............................             1,350            2,310              2,380          4,227
General and administrative.......................               577              969              1,170          1,984
                                                          ---------        ---------          ---------      ---------
      Operating expenses.........................             2,797            4,324              6,022          8,150
                                                          ---------        ---------          ----------     ---------
      Loss from operations.......................            (1,294)          (3,227)            (3,827)        (6,219)

Interest income..................................                33              111                 64            268
Interest expense.................................              (294)             (85)              (569)          (123)
Other............................................               ---              ---                 ---            (6)
                                                          ---------        ---------          ----------     ---------
      Net loss...................................         $  (1,555)       $  (3,201)         $  (4,332)     $  (6,080)
                                                          =========        ==========         ==========     =========

      Net loss per share - basic and diluted.....         $   (0.04)       $   (0.09)         $   (0.12)     $   (0.18)

      Weighted average shares outstanding -
        basic and diluted .......................            34,899           34,206             34,867         34,044


See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)




                                                                                        Six-Months Ended
                                                                                            June 30,
                                                                                     2002               2001
                                                                                     ----               ----
Operating activities:
   Net loss.......................................................              $  (4,332)         $  (6,080)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation...............................................                     82                 84
       Amortization of deferred compensation......................                     57                587
       Stock issued for interest earned on convertible
          subordinated notes......................................                    275                ---
       Loss on sale of fixed asset................................                    ---                  6
       Amortization of warrant value..............................                     68                 68
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable........................                   (451)              (735)
         (Increase) decrease in inventory.........................                   (710)               153
         (Increase) decrease in prepaid expenses and other assets.                     56             (1,141)
         Increase in accounts payable and accrued expenses........                    317              2,291
                                                                                ---------          ---------
     Net cash used in operating activities........................                 (4,638)            (4,767)

Investing activities:
   Purchases of investments.......................................                    ---               (493)
   Proceeds from maturities and sales of investments..............                  4,787              9,773
   Proceeds from sale of fixed asset..............................                    ---                 12
   Capital expenditures...........................................                    (29)              (132)
                                                                                ---------          --------
      Net cash provided by investing activities...................                  4,758              9,160

Financing activities:
   Net proceeds from exercise of options and warrants............                    190                599
   Borrowings, net of repayments on line of credit...............                      1                333
   Proceeds from sale of convertible subordinated notes...........                    ---             10,000
                                                                                ---------          ---------
     Net cash provided by financing activities....................                    191             10,932
                                                                                ---------          ---------

Net increase in cash and cash equivalents.........................                    311             15,325

Cash and cash equivalents - beginning of period...................                  7,379              2,240
                                                                                ---------          ---------

Cash and cash equivalents - end of period.........................              $   7,690          $  17,565
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

3.  Reclassifications

        Certain prior year amounts have been reclassified to conform to current year presentation.

4.  Allowance for Sales Returns

        The Company maintains an allowance for potential future sales returns. This allowance is evaluated on a quarterly basis based on product characteristics, industry averages, wholesaler stocking patterns, and prescription trends. At June 30, 2002, the Company had a $269,000 returns allowance that was included in accounts payable and accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance for the six-months ended June 30, 2002:

Allowance at December 31, 2001                         $441,000
Provision for estimated sales returns                   443,000
Actual sales returns                                   (615,000)
                                                       --------
     Allowance at June 30, 2002                        $269,000
                                                      =========

5.  Line of Credit

        The Company maintains a $7,500,000 line of credit with a financial institution, which expires January 31, 2003. Monthly interest-only payments are made at a variable per annum rate of 2.20% plus the 30-day Dealer Commercial Paper Rate. Amounts outstanding under this credit line were $2,402,000 and $2,401,000 at June 30, 2002 and December 31, 2001, respectively. Average interest rates for the six and twelve-month periods ended June 30, 2002 and December 31, 2001, respectively, were 3.96% and 6.06%, respectively.

6.  Convertible Subordinated Notes

        On June 15, 2001, the Company completed a private placement of $10,000,000 of 5.50% convertible subordinated notes due June 2003 together with 265,487 warrants. The notes are convertible into the Company's common stock at a conversion price of $4.52 per share and the warrants have an exercise price of $5.42 per share. The conversion price of $4.52 is subject to weighted average anti-dilution provisions if the Company were to issue or sell its common stock below the $4.52 conversion price. In accordance with APB Opinion No. 14, the Company allocated the fair value of the proceeds to the debt and warrants issued. The warrants were valued using the Black-Scholes valuation methodology. The allocation was determined based upon the relative fair values of the two securities at the time of issuance. In addition, the Company incurred debt issuance costs that has been deferred and included in Deposits and other long-term assets on the Balance Sheet. The Company will incur non-cash charges to interest expense over the life of the note related to the amortization of the fair value of the warrants and the deferred issuance costs. When considering the amortization of the warrant value and deferred issuance costs, the effective interest rate on this note payable is approximately 10.79%. At June 30, 2002, the Company had $10,000,000 of these notes outstanding, net of $131,000 of deferred warrant costs. In addition, unamortized deferred issuance costs were $377,000 at June 30, 2002.

         Under the current terms of the Company's convertible subordinated notes, an event of default would have occurred when the Company's common stock ceased to be listed on the Nasdaq National Market. Prior to an event of default occurring, however, the Company secured a waiver of this listing requirement. One of the conditions to this waiver is that the Company's common stock be listed on the Nasdaq Small Cap Market. The Company is currently out of compliance with the continuing listing standards of the Nasdaq Small Cap Market. The Company is currently negotiating with the note holders and expects to resolve this issue in the third quarter of 2002 and as a result may incur a significant charge.

7.  Shareholders Equity

        During the six-months ended June 30, 2002, the Company received net proceeds of approximately $190,000 from the exercise of stock options and warrants.

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

        We began generating sales revenue in January 2001 with the commercial introduction of our lead product, Visicol(TM). During the quarter ended June 30, 2002, we launched a new Visicol(TM) formulation and IBStat(TM), our second commercial product. Operations were previously funded primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since our inception, and expect to incur additional losses for at least the remainder of 2002. Prospectively, we expect that losses will decline each quarter over the next year and that profitability may be achieved in 2003. At June 30, 2002, our accumulated deficit was approximately $64,372,000.

Critical Accounting Policies and Practices

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate judgments and estimates made, including those related to stock options, revenue recognition, inventories, income taxes, contingencies and litigation. We base our judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We consider the following policies to be most critical in understanding the more complex judgments that are involved in preparing our financial statements and the uncertainties that could impact results of operations, financial condition, and cash flows.

        Stock Options. It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees", to account for our stock option plans rather than Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). Had we applied SFAS No. 123, our net loss for the three and six-months ended June 30, 2002 and 2001 would have been larger.

        Revenue Recognition. We recognize product revenues when our products are delivered to our customer's location. Product revenues are recorded net of estimated allowances for discounts and returns. Estimated discount and return rates are calculated based on actual experience and our monitoring of distribution channels taking into account the expiration dating and prescription trends of our products. Product discount and return rates are periodically updated to reflect actual experience and changes to other factors affecting future product discounts and returns.

        Inventory. Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, manufacturing, distribution and royalties. Our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories and when factors indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are completely written off. Our opinion as to whether impairment has occurred is based on inventory levels on hand in relation to forecasted product demand and expiration dating. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of our inventories and reported operating results.

        Income Taxes. We have incurred significant losses to date and as a result have generated sizeable federal and state tax net operating loss ("NOL") carryforwards. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with these NOL carryforwards if it is more likely than not that the we will not be able to utilize the NOL carryforwards to offset future taxes. Due to the size of the NOL carryforwards in relation to historical prescription trends, we have not recognized any of this net deferred tax asset. It is possible that we could be profitable in the future at levels that could cause us to conclude that it is more likely than not that the we will be able to realize all or a portion of the NOL carryforwards. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to the our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

        Contingencies and Litigation. In the ordinary course of business, we have entered into various contractual relationships with strategic corporate partners, customers, universities, licensors, licensees, suppliers, vendors and other parties. As such, we could be subject to litigation, claims or assessments arising from any or all of these relationships. We account for contingencies such as these in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies". SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires that we use our best judgment in estimating an accrual related to such contingencies. As additional information becomes known, such accrual for a loss contingency could fluctuate, thereby creating variability in our reported results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our reported operating results for the period in which such actual loss becomes known.


Results of Operations

        We incurred losses of $1,555,000 and $4,332,000 or $0.04 and $0.12 per share for the three and six-month periods ended June 30, 2002, as compared to $3,201,000 and $6,080,000 or $0.09 and $0.18 per share for the three and six-month periods ended June 30, 2001, respectively. The reduced loss per share was driven by the combination of increased product sales and ongoing cost control measures. We expect to incur losses for the remainder of the year as we continue to introduce our newly formulated Visicol(TM) tablets and our second commercial product, IBStat(TM).

        Our gross profit was $1,503,000 and $2,195,000 for the three and six-months ended June 30, 2002, as compared to $1,097,000 and $1,931,000 for the same periods a year ago. Gross profit as a percentage of sales for product revenue were 74% and 73% for the three and six-month periods ended June 30, 2002 as compared to 63% and 58% for the same periods a year ago. Gross profit and gross profit as a percent of sales for product revenue are expected to increase during 2002 as a result of increasing product revenues along with decreased manufacturing and distribution costs.

        We incurred research and development expenses of $870,000 and $2,472,000 for the three and six-months ended June 30, 2002 as compared to $1,045,000 and $1,939,000 for the same periods a year ago. The decrease for the three-month period was the result of less development costs associated with the new Visicol(TM) formulation and the internalized management of previously outsourced functions related to the ongoing Colirest(TM) clinical trial. The increase for the six-month period was mostly attributable to costs associated to our ongoing Colirest(TM) clinical trial, partially offset by reductions in development costs for Visicol(TM). We expect that research and development costs will continue to decrease due to the scale back and internalization of certain activities related to the Colirest(TM) clinical trial.

        Sales and marketing costs of $1,350,000 and $2,380,000 were incurred for the three and six-months ended June 30, 2002 as compared to $2,310,000 and $4,227,000 for the same periods a year ago. Sales and marketing costs are for initiatives related to the introduction of the new and old Visicol(TM) formulations and the launch of IBStat(TM). During the second quarter 2002, the Company began the process of hiring a sales force to complement the Visicol sales efforts of Procter and Gamble Pharmaceuticals and detail IBStat to the gastroenterology community. Additionally, the Company initiated renewed marketing campaigns that include targeted direct to consumer advertising. Decreased sales and marketing costs for the three and six-month periods compared to the same periods a year ago are attributable to the fourth quarter 2001 termination of the Company's arrangement with a contract sales organization partially offset by costs related to the establishment and maintenance of an internal sales infrastructure.

        In earlier public statements and filings we disclosed that a significant charge for the transition to the new Visicol(TM) formulation could become necessary to cover credits to customers for returns of the old formulation and other product transition costs. While at this time we do not have enough data to calculate what our total returns for the old formulation will be, prescription trends and actual product returns to date suggest that our current reserves may be adequate and that an additional charge to earnings may not be incurred.

        General and administrative expenses were $577,000 and $1,170,000 for the three and six-months ended June 30, 2002 as compared to $969,000 and $1,984,000 for the same periods a year ago. The decreases are the result of significant payroll reductions, reduced fees paid to outside vendors and consultants and reduced deferred compensation. Included in general and administrative expenses is amortization of deferred compensation of $57,000 and $587,000 for the six-months ended June 30, 2002 and 2001, respectively.

        Decreased interest income compared to the same periods a year ago are the result of significantly reduced interest rates and decreased average cash and investment balances for the three and six-months ended June 30, 2002. Increased interest expense compared to the same period a year ago are the result of interest related to our June 2001 placement of $10,000,000 in convertible subordinated notes.

Liquidity and Capital Resources

         At June 30, 2002, we had cash and cash equivalents of $7,690,000, which includes net proceeds from warrant and option exercises during the six-months ended June 30, 2002 of $190,000.

         We believe that our financial resources are adequate for our operations until June 15, 2003, the maturity date of our convertible subordinated notes. Our future short and long-term capital requirements will depend on numerous factors, including our ability to refinance, extend and/or payoff our convertible subordinated notes and marketplace acceptance of our new Visicol(TM) formulation and IBStat(TM).

         In addition to our outstanding convertible subordinated notes and market acceptance of our commercial products, other factors which cannot be quantified and many of which we cannot control will also impact our short and long-term capital requirements, including: continued commercial costs of Visicol(TM) and IBStat(TM), continued progress in our research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity.

         We are currently conducting a clinical trial of Colirest(TM) in Crohn's disease and continue to market and sell Visicol(TM) and IBStat(TM) to distributors and drug store chains. During the next twelve-months, we expect to spend approximately $500,000 on the Colirest(TM) study, and $5 million on Visicol(TM) and IBStat(TM) sales and marketing costs. These activities will be funded by our current cash balance and future product sales. If product sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

        We anticipate that we will incur additional losses for at least the remainder of 2002. Prospectively, we expect that losses will decline each quarter over the next year and that profitability will be achieved in 2003. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, maintain required regulatory compliance and successfully manufacture and market such technologies and products. Our ability and the time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

        In June 2001, we completed a private placement of $10,000,000 of 5.50% convertible subordinated notes due June 2003 together with 265,487 warrants. The notes are convertible into our common stock at a conversion price of $4.52 per share and the warrants have an exercise price of $5.42 per share. The conversion price of $4.52 is subject to weighted average anti-dilution provisions if we were to issue or sell its common stock below the $4.52 conversion price.

        Under the current terms of our convertible subordinated notes, an event of default would have occurred when our common stock ceased to be listed on the Nasdaq National Market. Prior to an event of default occurring, however, we secured a waiver of this listing requirement. One of the conditions to this waiver is that our common stock be listed on the Nasdaq Small Cap Market. We are currently out of compliance with the continuing listing standards of the Nasdaq Small Cap Market. We are currently negotiating with the note holders and expect to resolve this issue in the third quarter of 2002 and as a result may incur a significant charge. Our future short and long-term capital requirements are highly dependent on our ability to restructure, refinance and/or redeem our current outstanding convertible subordinated notes.

Research and Development Programs

        We have three significant research and development projects relating to: (i) Visicol(TM); (ii) the Fc Receptor Technology (which includes Colirest(TM) and Hematrol(TM)); and (iii) the Thrombospondin Technology.

        Visicol(TM). We have focused our Visicol(TM) research and development on cleansing of the colon prior to colonoscopy. In addition, we are also developing Visicol(TM) for cleansing of the colon prior to sigmoidoscopy and treating constipation. The current status of these projects are as follows:
(i) for cleansing of the colon prior to colonoscopy, the United States Food and Drug Administration, commonly known as the FDA, has approved both our New Drug Application as well as our Supplemental New Drug Application; (ii) for cleansing of the colon prior to sigmoidoscopy, we have completed a Phase I study; and
(iii) for treating constipation, we have completed a Phase I study. We are presently marketing Visicol(TM) for cleansing of the colon prior to colonoscopy. At this time, we do not intend to do any further clinical studies regarding to use of Visicol(TM) for cleansing of the colon prior to sigmoidoscopy and treating constipation. As of June 30, 2002, we have incurred total costs of approximately $11,000,000 in connection with our Visicol(TM) research and development. During the three months ended June 30, 2002, we incurred an aggregate of $870,000 in research and development expenses, a de minimus amount of which is attributable to Visicol(TM).

        Fc Receptor Technology. We are developing Colirest(TM) for treatment of IBD and Hematrol(TM) for treatment of idiopathic thrombocytopenic purpura or ITP. With respect to Colirest(TM), we have completed a Phase II study of Crohn's disease and a Phase II study of ulcerative colitis. In June 2001, we began a Colirest(TM) Phase IIb study of Crohn's disease. We anticipate completion of the studies and submission of a New Drug Application for Colirest(TM) to the FDA in 2004/2005. With respect to Hematrol(TM), we have completed a Phase II and a single dose pharmacokinetic study. Our Phase III study of Hematrol(TM) is presently on hold. In order to focus our efforts on gastrointestinal products, we are currently considering sublicensing Hematrol(TM) to other pharmaceutical companies that have a hematology focus. If this strategy is not successful, we will consider resuming clinical development of Hematrol(TM). As of June 30, 2002, we have incurred total costs of approximately $6,400,000 in connection with our Fc Receptor Technology research and development. During the three months ended June 30, 2002, we incurred an aggregate of $870,000 in research and development expenses, approximately $600,000 of which is attributable to the Fc Receptor Technology.

        Thrombospondin Technology. We are developing the Thrombospondin Technology for prevention of metastatic cancer including but not limited to breast, lung, prostate, pancreas and squamous cell cancer. We are in the pre-clinical stage of our research and development relating to the Thrombospondin Technology. We have identified a hexapeptide structure that appears to prevent the spread of human tumors in animals by blocking the TSP-1 receptor. In addition, we have cloned the TSP-1 receptor, thus providing us with chemical screening capability that did not previously exist. Preclinical testing is to be conducted to determine if the pharmacokinetics and safety profile warrant the introduction of this molecule into humans. In order to develop the Thrombospondin Technology, we intend to explore corporate partnerships because of the expense involved in developing an agent used to treat or prevent the spread of cancer. Due to the early stage of development of the Thrombospondin Technology, we are unable to estimate a completion date for research and development of the Thrombospondin Technology. As of June 30, 2002, we have incurred total costs of approximately $2,000,000 in connection with the Thrombospondin Technology research and development. During the three months ended June 30, 2002, we incurred an aggregate of $870,000 in research and development expenses, a de minimus amount of which is attributable to the Thrombospondin Technology.

Recently Issued Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued SFAS No, 146 "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not capital lease, costs to consolidate facilities or relocate employees, and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The impact, if any, on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2003. The interest rate on the line of credit has fluctuated from 3.81% to 4.24% over the past six-months and the outstanding balance at June 30, 2002 was approximately $2,402,000.

        Typically, a substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government and bank certificates of deposit. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. At June 30, 2002, all of our investments had matured and the proceeds from such maturities were held in cash and cash equivalents, typically government backed money market funds.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company's annual meeting of shareholders was held on May 20, 2002. At this meeting, shareholders of the Company:

        (i)      Approved the election of six (6) directors.

        The number of votes cast for, and withheld from, each nominee is set forth below.
                                                      For         Withheld
                                                      ---         --------
         Leonard S. Jacob, M.D., Ph.D.             30,419,923     1,279,721
         J.R. LeShufy                              30,963,330       736,314
         Steven B. Ratoff                          30,988,337       711,307
         Thomas P. Stagnaro                        30,982,672       716,972
         Robert A. Vukovich, Ph.D.                 30,985,172       714,472
         Jerry A. Weisbach, Ph.D.                  30,986,177       713,467

        (ii) Approved an amendment to the InKine Pharmaceutical Company, Inc. 1999 Equity Compensation Plan increasing the maximum number shares of common stock available for issuance from 2.500,000 to 4,000,000.

                                 For          Against         Abstain
                                 ---          -------         -------
                              29,029,044     2,629,959        40,641

        (iii) Ratified the election of KPMG, LLP as independent auditors of the Company.

                                 For          Against         Abstain
                                 ---          -------         -------
                              31,531,695      157,799         10,150
Item 5. Other Information.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits.

               99.1 Chief Executive Officer Certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Chief Financial Officer Certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K.

               None.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  INKINE PHARMACEUTICAL
                                  COMPANY, INC.


Date: August 14, 2002             By:  /s/ Robert F. Apple
                                       -------------------
                                  Robert F. Apple
                                  Chief Financial Officer, (Authorized Officer
                                  and Principal Financial Officer)

                                 Exhibits Index

99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002