Form 10-Q
period 2002-09-30
INKINE PHARMACEUTICAL CO INC
filed 2002-11-14
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2002


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

   At November 11, 2002, the registrant had outstanding 35,155,230 shares of common stock, par value $.0001 per share.

                                             INKINE PHARMACEUTICAL COMPANY, INC.

                                                              INDEX

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  BALANCE SHEETS - as of September 30, 2002 (unaudited) and
                  December 31, 2001...............................................................................3

                  STATEMENTS OF OPERATIONS (unaudited) - for the Three and Nine-Months
                  Ended September 30, 2002 and 2001...............................................................4

                  STATEMENTS OF CASH FLOWS (unaudited) - for the Nine-Months
                  Ended September 30, 2002 and 2001...............................................................5

                  NOTES TO FINANCIAL STATEMENTS (unaudited).......................................................6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................................................8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks....................................13

         Item 4.  Controls and Procedures........................................................................13

PART II - OTHER INFORMATION......................................................................................14

         Item 6.  Exhibits and Reports on Form 8-K...............................................................14

SIGNATURES.......................................................................................................15

CERTIFICATIONS...................................................................................................16

EXHIBITS INDEX...................................................................................................18

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS

               (in thousands, except share and per share amounts)


                                                                              September 30, 2002         December 31, 2001
                                                                              ------------------         -----------------
         ASSETS                                                                  (unaudited)
Current assets:
     Cash and cash equivalents .......................................            $  7,442                   $  7,379
     Short-term investments ..........................................                  --                      4,787
     Accounts receivable .............................................                 570                        400
     Inventory .......................................................                 592                        204
     Prepaid expenses and other current assets .......................                 148                         89
                                                                                  --------                   --------
         Total current assets ........................................               8,752                     12,859

Deposits and other long-term assets ..................................                  34                        607
Fixed assets .........................................................                 315                        399
                                                                                  --------                   --------

         Total assets ................................................            $  9,101                   $ 13,865
                                                                                  ========                   ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................            $  1,627                   $  2,027
     Accrued expenses ................................................               2,335                      1,523
     Line of credit ..................................................               2,409                      2,401
     Current portion of convertible subordinated notes ...............               9,903                         --
                                                                                  --------                   --------
         Total current liabilities ...................................              16,274                      5,951

Convertible subordinated notes .......................................                  --                      9,801
                                                                                  --------                   --------

         Total liabilities ...........................................              16,274                     15,752

Shareholders' deficit:
     Preferred stock, $.0001 par value; authorized 5,000,000
         shares; none issued and outstanding .........................                  --                         --
     Common stock, $.0001 par value; authorized 75,000,000
         shares; issued 35,000,010 and 34,777,720 shares, respectively                   4                          3
     Less common stock held in treasury (16,515 shares) ..............                 (37)                       (37)
     Additional paid-in capital ......................................              58,767                     58,302
     Deferred compensation ...........................................                 (58)                      (115)
     Accumulated deficit .............................................             (65,849)                   (60,040)
                                                                                  --------                   --------

         Total shareholders' deficit .................................              (7,173)                    (1,887)
                                                                                  --------                   --------

         Total liabilities and shareholders' deficit .................            $  9,101                   $ 13,865
                                                                                  ========                   ========

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)


                                                           Three-Months Ended                   Nine-Months Ended
                                                             September 30,                       September 30,
                                                         2002             2001                2002            2001
                                                         ----             ----                ----            ----


Product revenue ....................................  $  2,222         $    465             $  5,143        $  3,820
Other revenue ......................................        --              500                   63             500
                                                      --------         --------             --------        --------
      Total  revenue ...............................     2,222              965                5,206           4,320

Cost of goods sold .................................      (445)            (226)              (1,234)         (1,650)
                                                      --------         --------             --------        --------
      Gross profit .................................     1,777              739                3,972           2,670

Research and development ...........................       459            1,576                2,931           3,515
Sales and marketing ................................     1,698            2,732                4,078           6,959
General and administrative .........................       541              887                1,711           2,871
                                                      --------         --------             --------        --------
      Operating expenses ...........................     2,698            5,195                8,720          13,345

                                                      --------         --------             --------        --------
      Loss from operations .........................      (921)          (4,456)              (4,748)        (10,675)

Interest income ....................................        28              136                   92             404
Interest and other expense .........................      (306)            (303)                (875)           (432)
Modification of convertible subordinated notes .....      (278)              --                 (278)             --
                                                      --------         --------             --------        --------
      Net loss .....................................  $ (1,477)        $ (4,623)            $ (5,809)       $(10,703)
                                                      ========         ========             ========        ========

      Net loss per share - basic and diluted .......  $  (0.04)        $  (0.13)            $  (0.17)       $  (0.31)

      Weighted average shares outstanding -
        basic and diluted ..........................    34,948           34,444               34,895          34,179

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)




                                                                                     Nine-Months Ended
                                                                                       September 30,
                                                                                  2002               2001
                                                                                  ----               ----
Operating activities:
   Net loss .............................................................    $ (5,809)            $(10,703)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation .....................................................         125                  126
       Amortization of deferred compensation ............................          57                  885
       Stock issued for interest earned on convertible
           subordinated notes ...........................................         275                   --
       Loss on sale of fixed asset ......................................          --                    6
       Amortization of warrant value ....................................         102                   40
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable ..............................        (170)                (142)
         (Increase) decrease in inventory ...............................        (388)                 382
         (Increase) decrease in prepaid expenses and other assets .......         514                 (351)
         Increase in accounts payable and accrued expenses ..............         412                2,537
                                                                             --------             --------
     Net cash used in operating activities ..............................      (4,882)              (7,220)

Investing activities:
   Purchases of investments .............................................          --                 (493)
   Proceeds from maturities and sales of investments ....................       4,787                9,773
   Proceeds from sale of fixed asset ....................................          --                   12
   Capital expenditures .................................................         (41)                (133)
                                                                             --------             --------
      Net cash provided by investing activities .........................       4,746                9,159

Financing activities:
    Net proceeds from exercise of options and warrants ..................         191                  713
    Borrowings, net of repayments on line of credit .....................           8                  614
    Proceeds from sale of convertible subordinated notes ................          --               10,000
                                                                             --------             --------
     Net cash provided by financing activities ..........................         199               11,327
                                                                             --------             --------

Net increase in cash and cash equivalents ...............................          63               13,266

Cash and cash equivalents - beginning of period .........................       7,379                2,240
                                                                             --------             --------

Cash and cash equivalents - end of period ...............................    $  7,442             $ 15,506
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

4. Allowance for Sales Returns

         The Company maintains an allowance for potential future sales returns. This allowance is evaluated on a quarterly basis based on product characteristics, industry averages, wholesaler stocking patterns, and prescription trends. At September 30, 2002, the Company had a $269,000 returns allowance that was included in accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance for the nine-months ended September 30, 2002:

Allowance at December 31, 2001                   $ 441,000
Provision for estimated sales returns              519,000
Actual sales returns                              (691,000)
                                                 ---------
     Allowance at September 30, 2002             $ 269,000
                                                 =========

5. Deferred Revenue

         To date, the Company has not recognized any revenue from the sale of IBStat(TM). The Company has deferred approximately $494,000 in IBStat(TM) revenue that is included in accrued expenses on the balance sheet. The Company will recognize this revenue as data becomes available that indicates that the product has achieved adequate prescription levels and distribution to retail outlets, which the Company expects to occur in the fourth quarter of 2002.

6. Line of Credit

         The Company maintains a $7,500,000 line of credit with a financial institution which expires January 31, 2003. Monthly interest-only payments are made at a variable per annum rate of 2.20% plus the 30-day Dealer Commercial Paper Rate. Amounts outstanding under this credit line were $2,409,000 and $2,401,000 at September 30, 2002 and December 31, 2001, respectively. Average interest rates for the nine and twelve-month periods ended September 30, 2002 and December 31, 2001, respectively, were 3.95% and 6.06%, respectively.

7. Convertible Subordinated Notes

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

         On October 1, 2002, the Company completed a restructuring of its $10,000,000 of convertible subordinated notes due June 2003. Pursuant to the restructuring, the terms of the notes were revised to, among other things, remove the requirement that the Company's common stock be listed on the Nasdaq National Market. In connection with the restructuring, the Company paid a restructuring fee of $170,000, increased the coupon from 5.5% to 10.0%, and issued to the noteholders additional warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $1.00 per share, subject to adjustment in certain circumstances. If the notes are not converted into the Company's common stock, the notes are redeemable at a 25% to 30% premium. The premium on the unpaid principal will be amortized over the remaining life of the notes. The Company incurred a $278,000 non-cash charge resulting from acceleration of the amortization of deferred financing costs related to the amendment of the notes. Under the original terms of the notes, these charges would have been amortized through June 2003. This modification of debt is reflected in the other income and expense section of the Company's statement of operations, as the Company had to expense the deferred costs associated with the original financing. Additionally, the Company agreed to, upon request, file a registration statement for the resale of the common stock issuable upon exercise of the warrants. At September 30, 2002, the Company had $10,000,000 of these notes outstanding, net of $97,000 of deferred warrant costs.

         The Company is currently evaluating its future short and long-term capital requirements, which are highly dependent on its ability to restructure, refinance, convert and/or redeem the current outstanding convertible subordinated notes.

8. Shareholders Equity

         During the nine-months ended September 30, 2002, the Company received net proceeds of approximately $191,000 from the exercise of stock options and warrants.

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

General

         We are a biopharmaceutical company engaged in the research, development and commercialization of products that may be used in the diagnosis and treatment of cancer and autoimmune diseases. We have pursued these objectives through products and technology platforms consisting of Visicol(TM), IBStat(TM), the FcReceptor Technology (Colirest(TM) and Hematrol(TM)) and the Thrombospondin Technology.

         We began generating sales revenue in January 2001 with the commercial introduction of our lead product, Visicol(TM). During the quarter ended June 30, 2002, we launched a new Visicol(TM) formulation and IBStat(TM), our second commercial product. Operations were previously funded primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since our inception, and expect to incur additional losses for at least the remainder of 2002 and the first half of 2003. Prospectively, we expect that losses will decline each quarter over the next year and that profitability may be achieved in 2003. At September 30, 2002, our accumulated deficit was approximately $65,849,000.

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

         We consider the following accounting policies to be most critical in understanding the more complex judgments that are involved in preparing our financial statements and the uncertainties that could impact results of operations, financial condition, and cash flows.

         Stock Options. It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to account for our stock option plans rather than Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). Had we applied SFAS No. 123, our net loss for the three and nine-months ended September 30, 2002 and 2001 would have been larger.

         Revenue Recognition. We recognize product revenues when our products are delivered to our customer's location when an established script pattern or ability to determine market size is available. The Company has deferred the initial shipments of IBStat(TM) until such data is available. Product revenues are recorded net of estimated allowances for discounts and returns. Estimated discount and return rates are calculated based on actual experience and our monitoring of distribution channels taking into account the expiration dating and prescription trends of our products. Product discount and return rates are periodically updated to reflect actual experience in and changes to other factors affecting future product discounts and returns.

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

Results of Operations

         We incurred losses of $1,477,000 and $5,809,000 or $0.04 and $0.17 per share for the three and nine-month periods ended September 30, 2002, as compared to $4,623,000 and $10,703,000 or $0.13 and $0.31 per share for the three and nine-month periods ended September 30, 2001, respectively. The reduced loss per share was driven by the combination of increased product sales and ongoing cost control measures. We expect to incur losses for the remainder of the year as we continue to introduce our newly formulated Visicol(TM) tablets and our second commercial product, IBStat(TM).

         Our gross profit was $1,777,000 and $3,972,000 for the three and nine-months ended September 30, 2002, as compared to $739,000 and $2,670,000 for the same periods a year ago. Gross profit as a percentage of sales for product revenue were 80% and 77% for the three and nine-month periods ended September 30, 2002 as compared to 51% and 57% for the same periods a year ago. Gross profit and gross profit as a percent of sales for product revenue are expected to increase for the remainder of 2002 as a result of increasing product revenues along with decreased manufacturing and distribution costs.

         We incurred research and development expenses of $459,000 and $2,931,000 for the three and nine-months ended September 30, 2002 as compared to $1,576,000 and $3,515,000 for the same periods a year ago. The decreases were the result of less development costs associated with Visicol(TM) and the internalized management of previously outsourced functions related to the ongoing Colirest(TM) clinical trial. We expect that research and development costs will continue to decrease due to the scale back and internalization of certain activities related to the Colirest(TM) clinical trial.

         Sales and marketing costs of $1,698,000 and $4,078,000 were incurred for the three and nine-months ended September 30, 2002 as compared to $2,732,000 and $6,959,000 for the same periods a year ago. Sales and marketing costs relate to the introduction of the new and old Visicol(TM) formulations and the launch of IBStat(TM). During the third quarter 2002, we continued with the expansion of the internal sales force to complement the Visicol(TM) sales efforts of Procter and Gamble Pharmaceuticals and detail IBStat(TM) to the gastroenterology community. We currently employ 30 sales representatives and two district managers and expect to hire an additional six representatives in early 2003. Additionally, we will continue our marketing campaigns, which include targeted direct to consumer advertising.

         General and administrative expenses were $541,000 and $1,711,000 for the three and nine-months ended September 30, 2002 as compared to $887,000 and $2,871,000 for the same periods a year ago. The decreases were the result of significant payroll reductions, reduced fees paid to outside vendors and consultants and reduced deferred compensation. Included in general and administrative expenses was amortization of deferred compensation of $57,000 and $885,000 for the nine-months ended September 30, 2002 and 2001, respectively.

         Decreased interest income compared to the same periods a year ago were the result of significantly reduced interest rates and decreased average cash and investment balances for the three and nine-months ended September 30, 2002. Increased interest expense compared to the same period a year ago was the result of interest related to our June 2001 placement of $10,000,000 in convertible subordinated notes.

         We incurred a $278,000 non-cash charge resulting from acceleration of the amortization of deferred financing costs related to the October 1, 2002 amendment of our outstanding convertible subordinated notes due June 2003. Under the original terms of the notes, these charges would have been amortized through June 2003. The costs will be replaced by the amortization of the costs to modify this debt, which could be up to $3,200,000, including the $2,500,000 to $3,000,000 premium obligation if the notes are not converted into our common stock.

Liquidity and Capital Resources

         At September 30, 2002, we had cash and cash equivalents of $7,442,000, which includes net proceeds from warrant and option exercises during the nine-months ended September 30, 2002 of $191,000.

         We believe that our financial resources are adequate for our operations until June 15, 2003, the maturity date of our convertible subordinated notes. Our future short and long-term capital requirements will depend on numerous factors, including our ability to refinance, extend and/or payoff our convertible subordinated notes and continued marketplace acceptance and revenue growth for Visicol(TM) and marketplace acceptance of IBStat(TM).

         In addition to our outstanding convertible subordinated notes and market acceptance and revenue growth for our commercial products, other factors which cannot be quantified and many of which we cannot control will also impact our short and long-term capital requirements, including: continued commercial costs of Visicol(TM) and IBStat(TM), continued progress in our research and development activities and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity.

         We are currently conducting a clinical trial of Colirest(TM) in Crohn's disease and continue to market and sell Visicol(TM) and IBStat(TM) to distributors and drug store chains. During the next 12-months, we expect to spend approximately $400,000 on the Colirest(TM) study, and over $5.0 million on Visicol(TM) and IBStat(TM) sales and marketing costs. These activities will be funded by our current cash balance and future product sales. If product sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

         We anticipate that we will incur additional losses for at least the remainder of 2002. Prospectively, we expect that losses will decline and that profitability will be achieved in 2003. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, maintain required regulatory compliance and successfully manufacture and market such technologies and products. Our ability and the time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

         In June 2001, we completed a private placement of $10,000,000 of 5.50% convertible subordinated notes due June 2003 together with 265,487 warrants. The notes are convertible into our common stock at a conversion price of $4.52 per share and the warrants have an exercise price of $5.42 per share. The conversion price of $4.52 is subject to weighted average anti-dilution provisions if we were to issue or sell its common stock below the $4.52 conversion price. In October 2002, we completed a restructuring of our $10,000,000 of convertible subordinated notes due June 2003. Pursuant to the restructuring, the terms of the notes were revised to remove the requirement that our common stock be listed on the Nasdaq National Market. In connection with the restructuring, we paid a restructuring fee of $170,000, increased the coupon from 5.5% to 10.0%, and issued to the noteholders warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.00 per share, subject to adjustment in certain circumstances. If the notes are not converted into the Company's common stock, the notes are redeemable at a 25% premium. We will amortize the premium on the unpaid principal over the remaining life of the notes. Additionally, we agreed to, upon request, file a registration statement for the resale of the common stock issuable upon exercise of the warrants.

         We are currently evaluating our future short and long-term capital requirements, which are highly dependent on our ability to restructure, refinance, convert and/or redeem our current outstanding convertible subordinated notes.

Research and Development Programs

         We have three significant research and development projects relating to: (i) Visicol(TM); (ii) the Fc Receptor Technology (which includes Colirest(TM) and Hematrol(TM)); and (iii) the Thrombospondin Technology.

         Visicol(TM). We have focused our Visicol(TM) research and development on cleansing of the colon prior to colonoscopy. In addition, we are studying Visicol(TM) for cleansing of the colon prior to abdominal surgery and treating constipation. The current status of these projects are as follows: (i) for cleansing of the colon prior to colonoscopy, the United States Food and Drug Administration, or FDA, has approved both our New Drug Application as well as our Supplemental New Drug Application for a new formulation with reduced microcrystalline cellulose (MCC); (ii) for cleansing of the colon prior to abdominal surgery, we plan to initiate a Phase IV study in 2003; and (iii) for treating constipation, we plan to initiate a Phase IV study in 2003. We are presently marketing Visicol(TM) for cleansing of the colon prior to colonoscopy. As of September 30, 2002, we have incurred total costs of approximately $11,195,000 in connection with our Visicol(TM) research and development. During the three months ended September 30, 2002, we incurred an aggregate of $459,000 in research and development expenses, approximately $195,000 of which is attributable to Visicol(TM).

         Fc Receptor Technology. Our Fc Receptor technology includes two product candidates: Colirest(TM) for treatment of IBD and Hematrol(TM) for treatment of idiopathic thrombocytopenic purpura, or ITP. With respect to Colirest(TM), we have completed a Phase II study in Crohn's disease and a Phase II study in ulcerative colitis. In June 2001, we began a Colirest(TM) Phase IIb study in Crohn's disease. We anticipate completing an interim analysis of the ongoing Phase IIb study in late 2003. With respect to Hematrol(TM), we have completed a Phase II and a single dose pharmacokinetic study. Our Phase III study of Hematrol(TM) has been terminated in order to focus our efforts on gastrointestinal products. We are currently considering sublicensing Hematrol(TM) to other pharmaceutical companies that have a hematology focus. If this strategy is not successful, we will consider resuming clinical development of Hematrol(TM). In the third quarter of 2002, we completed a spin-off of all of our FcReceptor technology other than Colirest(TM) and Hematrol(TM) to a newly formed corporation, ZaBeCor Pharmaceutical Company. We currently have a 47.5% interest in ZaBeCor, but will not be responsible for any future operating costs. This transition was undertaken to conserve resources for our marketed and pipeline gastrointestinal products. As of September 30, 2002, we have incurred total costs of approximately $6,435,000 in connection with our Fc Receptor Technology research and development. During the three months ended September 30, 2002, we incurred an aggregate of $459,000 in research and development expenses, approximately $35,000 of which is attributable to the Fc Receptor Technology.

         Thrombospondin Technology. As of December 1, 2002 we will return the Thrombospondin technology to its licensor, Drexel University. After that date, we will bear no expenses relating to the development of this technology and will have no rights to it. The Thrombospondin technology relates to early stage cancer research. The decision to discontinue the support of this technology was made based on our strategic gastrointestinal focus, the length of time to develop and cost constraints. As of September 30, 2002, we have incurred total costs of approximately $2,000,000 in connection with the Thrombospondin Technology research and development. During the three months ended September 30, 2002, we incurred an aggregate of $459,000 in research and development expenses, a de minimus amount of which is attributable to the Thrombospondin Technology.

         Indirect Costs. In addition to the direct costs related to the development of our technologies, we incurred indirect non-technology specific overhead costs. These expenses include the salaries and administrative costs of managing our research and development projects.

Recently Issued Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 required the recognition of a liability for an asset retirement in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had any impact on our financial statements.

         We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. In August 2001, the FASB issued SFAS No. 144, which supercedes both SFAS 121, "Accounting for the Impairment of Long -Lived Assets to be Disposed Of, " and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment (as previously defined in APB No. 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121. For example, SFAS No. 144 provides guidance on how long-lived assets that are used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 144 for assets held for use did not have any impact on our financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. The rescission of FASB Statement No.4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, which amended Statement 4, will effect income statement classification of gains and losses from extinguishment of debt. Statement 4, required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission, the criteria in Opinion 30 will now be used to classify those gains and losses. This is a result of the changed marketplace that now utilizes the extinguishment of debt as part of day-to-day risk management strategies. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition is completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The standard was effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement 4 encouraged. The adoption of SFAS 145 did not have any impact on our financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No, 146 "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not capital lease, costs to consolidate facilities or relocate employees, and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The adoption of SFAS 146 did not have any impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2003. The interest rate on the line of credit has fluctuated from 3.81% to 4.24% over the past nine-months and the outstanding balance at September 30, 2002 was approximately $2,409,000.

         Typically, a substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government and bank certificates of deposit. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. At September 30, 2002, all of our investments had matured and the proceeds from such maturities were held in cash and cash equivalents, typically government backed money market funds.

         We do not anticipate any material changes in our primary market risk exposures in 2002. We do not hold or issue any derivatives.

Item 4.  Controls and Procedures

         Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the Evaluation Date). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective as of the Evaluation Date.

         Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies or material weaknesses.

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





                                    INKINE PHARMACEUTICAL
                                    COMPANY, INC.


Date: November 14, 2002             By:  /s/ Robert F. Apple
                                         -------------------
                                    Robert F. Apple
                                    Chief Financial Officer, (Authorized Officer
                                    and Principal Financial Officer)


Date: November 14, 2002             By:  /s/ Leonard S. Jacob, M.D., Ph.D.
                                         ---------------------------------
                                    Leonard S. Jacob, M.D., Ph.D.
                                    Chairman of the Board and
                                    Chief Executive Officer

                                  CERTIFICATION
                                  -------------



         I, Leonard S. Jacob, M.D., Ph.D., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of InKine Pharmaceutical Company, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                     /s/ Leonard S. Jacob, M.D., Ph.D.
                                            ---------------------------------
                                            Leonard S. Jacob, M.D., Ph.D.
                                            Chairman of the Board and
                                            Chief Executive Officer

                                  CERTIFICATION
                                  -------------


         I, Robert F. Apple, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of InKine Pharmaceutical Company, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                     /s/ Robert F. Apple
                                            -------------------
                                            Robert F. Apple
                                            Executive Vice President and
                                            Chief Financial Officer

                                 Exhibits Index

99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002