Form 10-K
period 2002-12-31
INKINE PHARMACEUTICAL CO INC
filed 2003-03-21
CIK 929547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002
                                       or
[   ]        Transition report pursuant to section 13 or 15(d) of the
             Securities Exchange Act of 1934

      For the transition period from _________________ to _________________
                         Commission File Number 0-24972

                       INKINE PHARMACEUTICAL COMPANY, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                New York                                       13-3754005
       --------------------------                          -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

        1787 Sentry Parkway West
         Building 18, Suite 440
         Blue Bell, Pennsylvania                                  19422
       --------------------------                          -------------------
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

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.0001 par value per share
                 ----------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES _X_   NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES __   NO _X_

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $28,708,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Small Cap Market of The Nasdaq Stock Market on June 30, 2002. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of March 20, 2003 was 37,795,943.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant's 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into
Part III of this Form 10-K.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                               INDEX TO FORM 10-K

                                                                         Page
                                                                      References

PART I

       ITEM 1.  BUSINESS...................................................   1
       ITEM 2.  PROPERTIES.................................................  20
       ITEM 3.  LEGAL PROCEEDINGS..........................................  20
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  20

PART II

       ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                SHAREHOLDER MATTERS........................................  21
       ITEM 6.  SELECTED FINANCIAL DATA....................................  22
       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS .......................  23
       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK................................................  30
       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  30
       ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE........................  30

PART III

       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........  31
       ITEM 11. EXECUTIVE COMPENSATION.....................................  31
       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.................................................  31
       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  31
       ITEM 14. CONTROLS AND PROCEDURES....................................  31

PART IV

       ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K................................................  32

SIGNATURES      ...........................................................  36
CERTIFICATIONS  ..........................................................   37

TABLE OF CONTENTS TO FINANCIAL STATEMENTS...................................F-1

                                     PART I
ITEM 1.  BUSINESS.

FORWARD LOOKING STATEMENTS

     In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress on our research programs, development of potential pharmaceutical products, interpretation of clinical results, prospects for regulatory approval, manufacturing development and capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. You may identify some of these forward-looking statements by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth in the discussion below. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such factors or forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

     InKine Pharmaceutical Company, Inc. is a biopharmaceutical company focused on the diagnosis and treatment of gastrointestinal disorders, including: colon cancer, irritable bowel syndrome, or IBS, and inflammatory bowel disease, or IBD. Our development strategy has been to acquire late-stage drug candidates with short time lines to commercialization. We currently market and sell two pharmaceutical products, Visicol(TM) and IBStat(TM). These products are further described below in the "Marketed Products" section. In addition to our marketed products, we have identified two product candidates, Colirest(TM) and Hematrol(TM). These product candidates are further described below in the "Product Development and Research Programs" section.

     The following table outlines our product pipeline from which we intend to focus the majority of our research, development, marketing and sales efforts at least through calendar year 2003 and also sets forth the current development status of our products and product candidates in each targeted therapeutic indication:



        PRODUCT                  THERAPEUTIC INDICATIONS                       DEVELOPMENT STATUS

--------------------- --------------------------------------------------- -------------------------------------
Visicol(TM)           o  Cleansing of colon prior to colonoscopy          FDA approved; marketed product
                                                                          FDA approved SNDA for new
                                                                            formulation
                      --------------------------------------------------- -------------------------------------
                      o  Constipation                                     Post marketing study commenced
                                                                          Phase IV will commence in 2003
                      --------------------------------------------------- -------------------------------------
                      o  Pre-operative colonic surgical procedures        Phase IV will commence in 2003
--------------------- --------------------------------------------------- -------------------------------------
IBStat(TM)            o  Acute antispasmodic product immediately          Marketed product
                         available for a variety of indications,
                         including spasm of the colon
--------------------- --------------------------------------------------- -------------------------------------
Colirest(TM)          o  Crohn's and  Ulcerative  Colitis,                Phase II Crohn's disease complete
                          collectively IBD                                Phase II ulcerative colitis complete
                                                                          Phase IIb Crohn's disease ongoing
--------------------- --------------------------------------------------- -------------------------------------
Hematrol(TM)          o  Idiopathic Thrombocytopenic Purpura, or ITP      Phase II complete
                                                                          Phase III on hold
--------------------- --------------------------------------------------- -------------------------------------

MARKETED PRODUCTS

     We currently market and sell two pharmaceutical products listed below:

     Visicol(TM) (brand of Sodium phosphate tablets) is the first and only tablet purgative preparation that is currently indicated for bowel cleansing prior to colonoscopy.

     Background and Statistics. According to the American Cancer Society, 2002 Cancer Facts and Figures, colorectal cancer is the second leading cause of cancer related deaths in the United States, with approximately 148,300 new cases and 56,600 deaths estimated for 2002. The incidence of colorectal cancer has increased on a yearly basis and is higher in women (51% of all colorectal cancer cases in the United States are in women) than men (49% of all cases). Other statistics of age-specific incidence and mortality rates show that 90% of cases diagnosed are in patients over 50 years of age with most patients (63% of all cases diagnosed) being diagnosed with advanced disease. Although the five-year case fatality rate is 39%, if the disease can be diagnosed in an earlier localized stage the survival rate approaches 90%.

     Approximately 6% of Americans will develop colorectal cancer. The reported risk of colorectal cancer increases after age 40, rises sharply between ages 50-55, and doubles with each succeeding decade until it peaks at age 75. It is fairly well established that colorectal cancer begins as a benign polyp or adenoma and that a benign adenoma may exist for five or ten years before degenerating into cancer. Therefore, with colonoscopic and sigmoidoscopic surveillance, along with excision of the benign polyp or adenoma, colorectal cancer appears to be a preventable disease. Many physicians believe that screening colonoscopy is essential for high-risk groups, which include those with a family or personal history of colorectal cancer. High-risk groups account for 15-20% of all colorectal cancers.

     The American Cancer Society's published guideline for colon cancer screening recommends periodic screening for all persons over the age of 50 years. More intensive screening, often starting at an earlier age, is recommended for various groups of persons at high risk of colon cancer, including those with a family or personal history of colon cancer. Although, colonoscopy is one of several methods used to screen for colon cancer, the American Cancer Society, along with many physicians, consider colonoscopy to be the "gold standard" for colon cancer screening. This belief has been strengthened by several large, recently published studies showing that colonoscopy is better at detecting cancer than several other common screening methods. Colonoscopy is widely used to screen patients at high risk for colon cancer and is used to follow up most patients who have had suspicious findings with other screening methods.

     Estimates from the National Cancer Institute suggest that between 65-75% of early cancers can be detected by screening asymptomatic individuals over 50 years of age with a 60-cm flexible sigmoidoscope, and the detection rate increases dramatically when a 165-cm colonoscopy device is utilized. As a result of such recommendations, colonoscopies have increased in the United States. Additionally, in July 2001, Medicare began reimbursing for colonoscopy procedures for the prevention and diagnosis of colon cancer. We believe that a trend of increasing numbers of procedures will continue as the number of persons in the United States over the age of 50 grows. Gastroenterologists and colorectal surgeons comprise the substantial majority of professionals who perform colonoscopy. However, we believe that many generalists (i.e., internists and family practitioners) routinely perform flexible sigmoidoscopy in the United States.

     Competition. Cleansing the colon is necessary prior to colonoscopy or sigmoidoscopy, especially when the procedure is being used to screen for pre-cancerous lesions which may be one centimeter or smaller in size. Ineffective cleansing can result in poor visualization, which in turn can cause the screening physician to miss an adenoma or benign polyp.

     The most frequently used products for cleansing the colon in the United States contain either polyethylene glycol salt solution, or PEG, or sodium phosphate. Both types of products work by drawing water from the body into the gut via an osmotic effect. The accumulated fluid then passes through and flushes the intestine causing a cleansing effect. Over the last 15 years, patient intolerance to these methods of cleansing the colon has become an impediment to the initiation of colon screening.

     All purgative products, other than Visicol(TM), are currently administered in liquid form. There are three dominant products which use PEG: Golytely(R) and NuLYTELY(R), which are manufactured by Braintree Laboratories, Inc., and Colyte(R), which is manufactured by Schwarz Pharma, Inc. Each product requires the ingestion of four liters (over one gallon) of PEG in roughly 3.5 hours. Additionally, PEG has an extremely salty taste. More recently, aqueous sodium phosphate solution (Fleet's Phospho-soda, manufactured by C.B. Fleet Company, Inc.) has been used as a purgatory alternative. Aqueous sodium phosphate solution has been demonstrated to be as effective as the PEG-electrolyte purge as a colonic cleanser. However, although a smaller volume of liquid is required to be ingested for effective colonic cleansing with aqueous sodium phosphate (between one and two liters of water), the taste of the solution is so foul that nausea and vomiting frequently occur.

     The Visicol(TM) Advantage. One of our Phase IIb and both of our Phase III clinical studies were designed to determine the efficacy and safety and evaluate patient tolerance/preference of Visicol(TM) tablets compared to competing bowel evacuants. Our Phase IIb clinical trial compared Visicol(TM) to Fleet's Phospho-soda and Colyte(R) and our Phase III clinical trials compared Visicol(TM) to cherry flavored NuLYTELY(R). In each study, Visicol(TM) was equal or better in terms of efficacy and safety than the competing bowel preparation(s) included in the study. In terms of patient tolerance and preference, the data from each of the studies significantly favored Visicol(TM).

     Specific results of the Visicol(TM) Phase IIb 305 patient single blinded clinical trial is as follows:

        o Over 40% of patients taking Fleet's Phospho-soda and over 10% of the patients taking Colyte(R) found the taste unacceptable. Conversely, all patients taking the sodium phosphate tablets found that the tablets had no taste or a pleasant taste.

        o Nausea and moderate to severe vomiting were significantly less frequent with the sodium phosphate tablets than with the liquid preparation.

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

     Specific results of the Visicol(TM) Phase III 886 patient randomized, singled blinded pivotal clinical trials are as follows:

        o 84% of Visicol(TM) patients were rated 'good' to 'excellent' for colon cleansing as compared to 77% of NuLYTELY(R) patients.

        o 43% of NuLYTELY(R) patients were unable to complete the prescribed dose as compared to 6% for Visicol(TM).

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

     FDA Approval. Following such favorable clinical results, we submitted a new drug application, or NDA, to the FDA, in November 1999 and in September 2000, we received notification from the FDA that Visicol(TM) tablets (brand of sodium phosphate) for cleansing of the bowel as a preparation for colonoscopy was approved for marketing. The FDA's approval included full labeling of the product. Visicol(TM) is the first and only tablet purgative preparation indicated for bowel cleansing prior to colonoscopy.

     Commercial Launch. Following the FDA's approval of Visicol(TM), we immediately commenced marketing and sales efforts and began shipping Visicol(TM) to our customers in January 2001. See the "Marketing and Sales" section for an overview of our marketing and sales strategies.

     During 2001, gastroenterologists reported the visualization of microcrystalline cellulose, or MCC, in certain patients receiving Visicol(TM) tablets. MCC is a commonly used, inert, but highly insoluble substance that binds and fills Visicol(TM) tablets. The presence of MCC deterred some gastroenterologists from prescribing Visicol(TM). Our strategy for overcoming the issue of MCC visualization during colonoscopy was twofold. First, we supported a Phase IV clinical study to evaluate Visicol(TM)'s efficacy at a reduced dosing regimen (20% and 30% less tablets and clear liquid volume). Secondly, we were able to reformulate Visicol(TM) to contain significantly less MCC.

     Reduced Dose. In October 2001, we announced the results of a dosing study performed by Douglas K. Rex, M.D., Professor of Medicine at Indiana University School of Medicine. In this trial, patients scheduled for a colonoscopy took 20 Visicol(TM) tablets over one hour the evening before their procedure. On the morning of the procedure, they took either eight tablets over 15 minutes or twelve tablets over 30 minutes. With either of these regimens, there was a significant reduction in the time to dose completion and in required liquid volume compared to the labeled dosing regimen for Visicol(TM) (20 tablets over 1 1/2 hours the evening before the procedure and another 20 tablets the morning of the procedure). Colonic cleansing with the reduced regimen was comparable to the labeled dose with significantly reduced MCC visualization.

     Reformulation. In March 2002, the FDA approved a supplemental new drug application, or SNDA, for the new formulation of Visicol(TM) and we began shipping this new formulation to customers in May 2002. The new formulation contains approximately 50% less MCC. As of December 31, 2002, approximately 350,000 Visicol(TM) prescriptions have been filled, which include old and new formulation prescriptions.

    In October 2002, a patient preference study was completed by a group led by Michael D. Brown, M.D., Associate Professor of Medicine, Rush Medical College, Chicago, Illinois. The study, which included 117 patients undergoing colonoscopy, compared patient preference in patients receiving either Visicol(TM) tablets or a polyethylene glycol product as a purgative. Following their procedure, patients were asked whether they would prefer to have their next colonoscopy with Visicol(TM) or one of two liquid preparations - sodium phosphate solution or a PEG preparation. The study demonstrated that 92% of patients taking Visicol(TM) tablets would take the preparation again compared to only 12% of patients who took the PEG comparator. Additionally, 66% of patients who took PEG would prefer to take Visicol(TM) tablets. Further data indicated that 94% of patients would prefer to have a choice of colonoscopy preparation at a future colonoscopy, and 61% felt that providing different options for preparations would influence their choice of gastroenterologist.

     Additional Indications. We believe there are several other potential indications for the use of Visicol(TM). Colonic purgation is required in all pre-operative colonic surgical procedures and therefore could be used as a pre-operative preparation in lieu of NuLYTELY(R) which is currently used a majority of the time. Colonic purgation is also required prior to other visualization procedures such as barium enema examinations and flexible sigmoidoscopy. Additionally, we believe that Visicol(TM) may be effective as a laxative for constipation. We are currently conducting studies for the use of Visicol(TM) in constipation and plan to initiate studies in pre-operative colonic surgical procedures.

     Proprietary Rights. In February 1997, we entered into a license with the ALW Partnership pursuant to which we obtained an exclusive worldwide license, in perpetuity (subject to expiration of underlying patents and rights of termination in the event of breach by a party), to develop, use, market, sell, manufacture, have manufactured and sub-license, in the field of colonic purgatives or laxatives, the Field of Use, Visicol(TM) along with ALW Partnership's body of proprietary technical information, trade secrets and related know-how. A U.S. patent Non-Aqueous Colonic Purgative Formulations--as to Visicol(TM) (covering any solid form of administration of sodium phosphate for use as a colonic cleansing agent or as a laxative) was issued in April 1997. In December 2000, the U.S. Patent and Trademark Office issued to us a patent for numerous other solid-dose colonic cleansing agents. Similar patents have also been granted in Canada and are presently pending in Europe.

     Our rights under the ALW License automatically extend to improvements developed by us and/or the ALW Partnership that are derivative of Visicol(TM). In addition, we have a right of first refusal with respect to any new products which relate to the Field of Use but which are not derivative of Visicol(TM).

     IBStat(TM) (brand of hyoscyamine sulfate oral spray) is an acute antispasmodic product that is immediately available for a variety of indications, including IBS and other related conditions that cause spasm of the colon.

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

    The symptoms of functional gastrointestinal disorders can cause discomfort, ranging from inconvenience to deep personal distress. These symptoms include abdominal pain or discomfort associated with a change in bowel pattern such as loose or more frequent bowel movements, diarrhea or constipation. For those with severe symptoms, the disorders can be debilitating, leaving individuals unable to fully participate in life and work. IBS is a leading cause of worker absenteeism, second only to the common cold.

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

    While IBS may cause pain and discomfort, it is not a life-threatening disease. The life expectancy of patients with IBS is no different than that of the general population. According to the International Foundation for Functional Gastrointestinal Disorders, IBS affects 15-20% of adults and is the most commonly presented gastrointestinal illnesses seen by physicians in primary care or gastroenterology. While it is estimated that only 30% of people with IBS seek medical assistance, these people account for 12% of primary care visits. Even more compelling is the fact that IBS is the most common reason for referral to gastroenterologists, constituting 20-50% of referred patients.

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

     Marketing and Sales Agreement for IBStat(TM). In February 2001, we entered into an agreement with Morton Grove Pharmaceuticals, Inc. to develop and manufacture IBStat(TM), an acute immediately available antispasmodic product. IBStat(TM) is the combination of an FDA approved generic drug and an FDA approved delivery system. We began shipping IBStat(TM) to customers in June 2002. IBStat(TM) is currently marketed to gastroenterologists for use as an acute care product for a variety of indications, including IBS and other related conditions that cause spasm of the colon. Under the agreement, Morton Grove developed and continues to supply the product, and we market and sell IBStat(TM) through our commercial operations. At this time, we do not intend to conduct any preclinical or clinical studies on this product.

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

     Colirest(TM). We are currently evaluating Colirest(TM) for the treatment of IBD, specifically, Crohn's disease and ulcerative colitis. Colirest(TM) is a progesterone molecule that inhibits pro-inflammatory mediators while possibly offering distinct safety advantages over traditional glucocorticoid steroid therapy.

     Glucocorticoid hormones are small molecules that rank among the most effective therapeutic agents in the treatment of IBD. While glucocorticoids are used widely in autoimmune diseases such as IBD, substantial side effects limit their overall effectiveness. Toxic effects observed include exacerbation of diabetes, hypertension, electrolyte imbalance, weight gain, osteoporosis and increased susceptibility to infection.

     Background and Statistics.

     Crohn's Disease. Crohn's disease is a serious inflammatory disease of the gastrointestinal, or GI, tract. It predominates in the intestine (ileum) and the large intestine (colon), but may occur in any section of the GI tract. Crohn's disease usually causes diarrhea, crampy abdominal pain, often fever, and at times rectal bleeding. Loss of appetite and subsequent weight loss also may occur.

     Crohn's disease is a chronic disease, the cause of which is not known. Medication currently available decreases inflammation and usually controls the symptoms, but does not provide a cure. Because Crohn's disease behaves similarly to ulcerative colitis, from which it may be difficult to differentiate, the two disorders are grouped together as IBD. Crohn's disease affects all layers of the intestine in which there can be normal healthy bowel in between patches of diseased bowel. Depending on where the involvement occurs, Crohn's disease may also be referred to as Ileitis, regional enteritis or colitis. It is referred to as Crohn's disease because Burrill B. Crohn was the first name in a three-author landmark paper published in 1932 that described the disease.

     According to the Crohn's & Colitis Foundation of America, it is estimated that there may be up to 500,000 Americans with Crohn's disease. Males and females appear to be affected equally. While Crohn's disease afflicts people of all ages, it is primarily a disease of the young. Most cases are diagnosed before age 30, but the disease can occur in the sixth, seventh and later decades of life. Because no medical cure for Crohn's disease exists, the goals of medical treatment are to suppress the inflammatory response, permit healing of tissue and relieve the symptoms of fever, diarrhea and abdominal pain. Several groups of drugs form the mainstay of therapy for Crohn's disease today. They are:

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

     Ulcerative Colitis. Ulcerative colitis is an inflammatory disease of the colon, which is characterized by inflammation and ulceration of the innermost lining of the colon. Symptoms characteristically include diarrhea with or without rectal bleeding and often abdominal pain. Ulcerative colitis differs from Crohn's disease since ulcerative colitis affects only the colon. The inflammation is maximal in the rectum and extends up the colon in a continuous manner without any "skip" areas of normal intestine.

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

     Crohn's Disease Study.

     A multicenter open-labeled, clinical trial of Colirest(TM) was conducted in the treatment of patients with mild or moderate Crohn's disease. Patients with an established diagnosis of Crohn's disease, currently taking medications such as aminosalicylates, cyclosporine, 6-mercaptopurine, azathioprine and/or systemic corticosteroids (<= 20 mg/day), and experiencing increased gastrointestinal symptoms confirmed by a baseline Crohn's Disease Activity Index, or CDAI, between 200 and 400 were eligible to receive Colirest(TM) tablets in a loading dose of four grams per day for the first two days followed by a daily maintenance dose of 1000 mg (500 mg every 12 hours) for up to two months. Ninety-one percent (10 of 11) of patients completed two months of treatment and one additional patient remained on therapy and is included on the four-week analysis. Of the 12 eligible patients enrolled, only one patient discontinued therapy, and this was due to "fatigue."

     Key results of the study included:

        o 80% of patients who completed the study responded to treatment with Colirest(TM) using endpoints that were previously defined by the FDA for a recently approved drug indicated for Crohn's disease (defined as a decrease in the CDAI at eight weeks compared to baseline => 70 or a CDAI score of <= 150).

        o 70% of the patients were in remission (CDAI <= 150) at the completion of the study.

        o 73% of the patients responded after four weeks, with a remission rate of 64%.

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

     To put our results in perspective, published studies of currently marketed products for acute flares of Crohn's disease have produced remission rates ranging from 25% to 80%. The upper range of remission rates were seen with traditional glucocorticoids (i.e., prednisone), which are poorly tolerated when chronically administered.

     Ulcerative Colitis Study.

     A multicenter open-labeled clinical trial of Colirest(TM) was conducted in the treatment of patients with mild or moderate active ulcerative colitis. Patients with an established diagnosis of ulcerative colitis, active disease on sigmoidoscopy and a baseline Disease Activity Index, or DAI, between three and ten received Colirest(TM) tablets in a loading dose of four grams per day for the first two days followed by a daily maintenance dose of 1000 mg (500 mg every 12 hours) for up to two months. During the study, patients were permitted to continue medications such as Asacol(R), 6-mercaptopurine, cyclosporine, azathioprine and/or systemic corticosteroids (<= 20 mg/day). The primary efficacy endpoints were defined as => two-point decrease in the DAI, or any improvement in the Investigator Global Assessment, or IGA.

     Key results of the study included:

        o Eleven patients were evaluable for efficacy; nine completed eight weeks of Colirest(TM) treatment.

        o 78% (seven of nine) of patients who completed the study responded to treatment with Colirest(TM) in the DAI and IGA evaluations.

        o 64% (seven of eleven) of the evaluable patients responded to treatment.

        o Two patients discontinued for an adverse event: an allergic drug reaction in one patient and hospitalization for jaundice and increased abdominal pain in a second patient, who had pre-existing sclerosing cholangitis. In the later case, symptom onset occurred prior to study drug administration.

     In February 2001, we announced that the FDA had agreed that we could proceed with a planned clinical study of Colirest(TM) in Crohn's disease and we currently have approximately 50 patients enrolled in that study. We anticipate having interim data by late 2003 to early 2004 and if interim results are positive, we will look for a development partner to assist us with furthering the development of Colirest(TM).

     License of Proprietary Rights. Rights to Colirest(TM) are owned by the University of Pennsylvania, pursuant to which we have obtained an exclusive worldwide license for the term of the patents covered, to make, have made, use, sell and to exploit all patent and other rights under this license. We have filed a patent describing the novel activity of Colirest(TM) and related analogs on IBD and expect that the patent will be issued during 2003.

     Hematrol(TM). We are currently evaluating Hematrol(TM) for treatment of ITP. Hematrol(TM), a compound related to Colirest(TM), is a progesterone molecule that inhibits pro-inflammatory mediators while possibly offering distinct safety advantages over traditional glucocorticoid steroid therapy.

     Background and Statistics. ITP, an orphan disease (a disease with less than 200,000 cases), is a disorder that stems from Fc receptor-mediated macrophage phagocytosis of antibody-coated platelet complexes. The purpura, when produced, is severe and marked by copious hemorrhage from mucus membranes. If platelets are severely depleted, hemorrhage into the brain can occur, which is often fatal. ITP is seen alone (i.e., without concomitant autoimmune disease) as well as in up to 20% of lupus patients and in HIV-infected patients.

     Treatment of ITP typically begins with prednisone for variable periods of one month or longer. A substantial number of patients respond to treatment. Patient tolerance is limited and most patients relapse as prednisone treatment is tapered. Eventually the majority of patients advance to splenectomy to which, again, a substantial portion respond.

     Intravenous immunoglobulin, or IVIG, is used occasionally in very ill patients or those refractory to prednisone, either before or following splenectomy. IVIG treatment is believed to cause an antibody blockade of the Fc receptor, inhibiting the clearance of IgG-coated platelets. Response rates are similar to glucocorticoid therapy but immunoglobulin treatment is expensive and relapse typically follows discontinuation of treatment. WinRho SD, a polyclonal antibody product which appears to work by inhibiting macrophage Fc receptor mediated clearance of the IgG-coated platelet, is intended to be a more convenient option to IVIG treatment in that WinRho SD can be rapidly infused while IVIG cannot. WinRho SD still must be repeatedly administered parenterally for this chronic disease, thus offering only modest benefit over IVIG as well as continuing to raise certain safety issues regarding the product.

     Upon successful development of Hematrol(TM), we anticipate that ITP patients will more readily accept Hematrol(TM) because it will be better tolerated and available as an oral formulation with a reduced side effect profile as compared to IVIG, WinRho SD, or prednisone, although no assurance as to successful development or patient acceptance can be given. Hematrol(TM) is a progesterone molecule, demonstrating glucocorticoid properties but without the side-effect profile commonly associated with glucocorticoids. An extensive body of experience in human use exists and the drug is well characterized. No significant estrogenic activity has been observed to date with Hematrol(TM).

     Summary of Clinical Data. To date, there have been two studies completed that have assessed the effects of Hematrol(TM) on the platelet count of patients with ITP. The results of the two studies indicate that Hematrol(TM) appears safe and effective in the treatment of patients with ITP. A positive response, as indicated by an increase in platelet count of at least 20,000/mm3 over baseline was noted in 14 of 19 treated patients, while adverse events were transient in nature and did not, with few exceptions, cause the patients to discontinue from the trial.

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

     In order to focus our efforts on gastrointestinal products, we are currently looking to sublicense Hematrol(TM) to a hematology focused pharmaceutical company. The Phase III trial is currently on hold.

MANUFACTURING

     We do not have the resources, facilities or capabilities to manufacture Visicol(TM) or any of our product candidates. We have no current plans to establish a manufacturing facility. We expect that we will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of Visicol(TM) and our product candidates in accordance with regulatory standards.

     Contract manufacturers may utilize their own technology, technology developed by us, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology and have ownership of the Drug Master File, or DMF, our reliance on such contract manufacturer is increased, and we may have to obtain a license from such contract manufacturer to have our products manufactured by another party. Technology transfer from the original contract manufacturer may be required. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary DMF held by a contract manufacturer. FDA approval of the new manufacturer and manufacturing sight would also be required.

     We have contracted with Mallinckrodt, Inc., a commercial supplier of pharmaceutical chemicals, to supply us with active pharmaceutical ingredients of monobasic and dibasic sodium phosphate, which comprises a significant portion of the Visicol(TM) tablet in a manner that meets FDA requirements. We have contracted with Pharmaceutical Manufacturing Research Services, Inc., a manufacturing development company, to supply commercial quantities of Visicol(TM) in a manner that meets FDA requirements. The FDA has approved the manufacturing processes of Pharmaceutical Manufacturing Research Services.

     We have contracted with an appropriate secondary manufacturer of Visicol(TM) and an appropriate manufacturer to produce Colirest(TM). Neither of these manufacturers has yet been approved by the FDA. We have contracted with Fisher Clinical Services, Inc. and PCI Services (a division of Cardinal Health) to package Visicol(TM) on our behalf. These facilities have been FDA approved for the packaging of Visicol(TM).

MARKETING & SALES

    We have a pharmaceutical marketing, sales and distribution organization. Our sales efforts are focused on specialist physicians in private practice or at major medical centers in the United States. In general, our products are sold largely to wholesalers and large drug store chains. We utilize common pharmaceutical company marketing techniques, including sales representatives calling on individual physicians and pharmacies, advertisements, professional symposia, direct mail, public relations and other methods.

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

     We have entered into an agreement with Morton Grove Pharmaceuticals to develop and manufacture IBStat(TM), an immediate release antispasmodic product. IBStat(TM) will be marketed to gastroenterologists for use as an acute care product for a variety of indications, including spasm of the colon. Under the agreement, Morton Grove Pharmaceuticals will develop and supply the product and we will market and sell IBStat(TM) through our commercial operations.

     We entered into a license agreement in September 2001 with Zeria Pharmaceutical Company, Ltd. of Tokyo, Japan to develop, manufacture, market and sell Visicol(TM) for use in Japan. Under the agreement, Zeria will develop Visicol(TM) as a bowel cleansing agent. As compensation for the license granted to Zeria, we received an up-front license fee of $500,000 and will receive an additional $2,000,000 in fixed license fees upon reaching certain development milestones. In addition, we will receive royalty payments based on net sales of Visicol(TM) in Japan. Zeria is responsible for all development costs.

     We entered into a license agreement in September 2002 with Global Damon Pharm., a multi-national pharmaceutical company of Seoul, Korea, to develop, register, market and sell Visicol(TM) for use in Korea. As compensation for the license granted, Global Damon is to pay an upfront milestone payment with additional payments due based on future milestones and sales in Korea. To date, Global Damon has not paid the upfront payment and is therefore in default under the license agreement. We are currently looking for a new partner to replace Global Damon in the event that Global Damon does not honor their contract with us.

     In March 2001, we entered into a co-promotion agreement with Procter & Gamble Pharmaceuticals to promote Visicol(TM) to gastroenterologists and colorectal surgeons. Our agreement with Procter & Gamble was amended in March 2002 to, among other things, extend the term of the agreement to December 31, 2002. As per our amended contract, our co-promotion agreement with Procter & Gamble expired on December 31, 2002.

     In July 2002, we granted ZaBeCor Pharmaceutical Company the exclusive right to develop, manufacture, market and sell products and technologies covered by our patents relating to inflammatory disease. As compensation for the license granted to ZaBeCor, we received a percentage ownership in ZaBeCor, subject to adjustment in the event that ZaBeCor were to receive additional funding. Additionally, ZaBeCor shall pay us a royalty based on net sales of all products discovered or developed by ZaBeCor or its partners. ZaBeCor will be responsible for all development costs. We, however, will retain all rights to Colirest(TM) and Hematrol(TM).

     We have rights under license agreements to several patents and patent applications under which we expect to owe milestone payments and royalties on sales of certain of our product candidates. Additionally, certain of these agreements also provide that if we elect not to pursue the commercial development of any licensed technology, or do not adhere to an acceptable schedule of commercialization, then our exclusive rights to such technology would terminate.

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

     In order to obtain FDA approval of a new drug product, we must submit proof of safety and efficacy. Such proof entails extensive and time-consuming preclinical and clinical testing. The results of preclinical studies are submitted to the FDA as part of an investigational new drug application, or IND. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Once the IND is reviewed, human clinical trials may be conducted. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or healthy volunteer subjects primarily for safety at one or more doses. During Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the Institutional Review Board reviewing and monitoring the trials, must be submitted to the FDA prior to commencement of each clinical trial. Various reports must be submitted to the FDA during the course of the trials, and the FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

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

COMPETITION

     The biopharmaceutical industry is highly competitive, including the industry segments relating to: (i) purgative agents for cleansing the colon, which include Visicol(TM); (ii) antispasmodics, which include IBStat(TM); and receptor based technologies which includes product candidates (iii) Colirest(TM)and (iv) Hematrol(TM). We are likely to encounter significant competition with respect to Visicol(TM), IBStat(TM)and our product candidates currently under development, including, but not limited to, competition from:
(a) Braintree Laboratories, Inc., Schwarz Pharma Inc. and C.B. Fleet Company, Inc. with respect to Visicol(TM); (b) Schwarz Pharma Inc. among others with respect to IBStat(TM); (c) AstraZeneca plc, Salix Pharmaceuticals, IDEC Pharmaceuticals Corporation, Procter & Gamble Pharmaceuticals, Solvay S.A., Centocor, Inc. (Johnson & Johnson) and Shire Pharmaceuticals Group plc with respect to Colirest(TM); and (d) Immune Response Corporation, Autoimmune, Inc. and Nabi Biopharmaceuticals with respect to Hematrol(TM). Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. We may also face competition from companies using different or advanced technologies that could render our products obsolete.

RESEARCH AND DEVELOPMENT

     A major portion of our operating expenses to date is related to the research and development of products incurred either by us alone or under contracts with our collaborative partners. We spent $3,259,000, $5,361,000, $7,060,000, and $5,731,000 for research and development during the years ended December 31, 2002 and 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000, respectively. Included in the six-month period ended December 31, 2000 is $4,848,000 of performance based stock expense that resulted from the vesting of options and restricted stock in connection with the attainment of a previously set milestone of FDA approval of Visicol(TM).


OTHER FACTORS TO BE CONSIDERED

Risks Related To Our Operations

We have generated significant losses to date. If we continue to incur substantial losses, then the value of our common stock is likely to be reduced. Also, we may never achieve a profitable level of operation.

     Our first sale of Visicol(TM) occurred in January 2001 and our first shipment of IBStat(TM) occurred in June 2002. We have not generated significant revenue from product sales or royalties. We have a significant accumulated deficit and have incurred losses in each year since our inception on July 1, 1993.

     Visicol(TM), IBStat(TM) and our product candidates are in various stages of marketing or development and require significant research, development and testing.

     If our sales, marketing, and research spending in the foreseeable future is greater than product sales, we may never conduct our operations at a profit. Our common stock is likely to decrease in value if we fail to generate profits or if the market believes that we are unable to generate profits.

     We have granted or committed to grant shares to a founding scientist and others when we achieve agreed upon product development goals for Colirest(TM) and Hematrol(TM). These goals relate to our filing applications with the FDA and achieving agreed upon sales targets. As a result, our potential earnings per share will decrease because of the necessary accounting treatment of these shares and options.

We do not have extensive experience with sales, marketing and distribution; therefore we may not successfully sell our products.

     We have marketed, distributed and sold two pharmaceutical products under the InKine name for a limited time period. We had traditionally relied on sales, marketing and distribution arrangements with third parties for Visicol(TM) and other products we were developing. Prior to May 31, 2002, we solely utilized Procter & Gamble Pharmaceuticals to sell and promote Visicol(TM). As of December 31, 2002, our agreement with Procter & Gamble expired. As a result we are currently utilizing our internal sales and marketing personnel to sell and market Visicol(TM).

     Prior to May 2002, we relied on Integrated Commercialization Solutions to act as our exclusive outsourcing supplier for warehousing and distribution of Visicol(TM). Since May 2002, our agreement with Integrated Commercialization Solutions expired and we have been satisfying our distribution responsibilities by using in-house personnel to handle the following matters related to Visicol(TM) and IBStat(TM): invoicing, accounts receivable, customer service, order process management and chargeback management. We do not have extensive experience in the areas of sales, marketing or distribution. If we cannot perform these roles as well as our former partners, including Procter & Gamble and Integrated Commercialization Solutions, we may not successfully sell our products. We conduct our sales, marketing and distribution with limited personnel. As a result we face a number of risks, including:

         o we may not be able to build sales, marketing and distribution operations effectively;
         o the costs to operate these functions may not be justifiable in light of product revenues; and

         o we may not be able to successfully manage internal sales, marketing and distribution functions.

If we do not receive adequate reimbursement from the government, managed care organizations and private insurance plans, then some patients may be unable or unwilling to purchase our products and we will achieve less revenue from product sales.

     Successful sales of our products in the United States and other countries depend on the availability of adequate reimbursement from the government, managed care organizations and private insurance plans. Pharmaceutical companies often rely on reimbursement from third parties as the basis for the sales of their products. In the pharmaceutical industry, unlike other consumer product industries, insurance companies, including managed care organizations, often pay drug stores directly for pharmaceutical products. In fact, pharmaceutical companies make a majority of their sales to covered individuals of health insurance companies and not to consumers. These organizations provide for reimbursement only after considering a number of factors, including product features such as safety, medical necessity, cost and the experimental nature of the product. We will spend significant amounts of time and other resources to obtain reimbursement for our products. The organizations that provide reimbursement routinely limit reimbursement and attempt to exert significant pressure on medical suppliers to lower their prices. Visicol(TM) is premium priced compared to its competitors and we have not specifically contracted with any third party to date to give rebates for its use. We do not know what impact, if any at all, this will have on the coverage of Visicol(TM) by these third party payers.

Visicol(TM) and IBStat(TM) may not be accepted by doctors, hospitals, insurers or patients.

     If Visicol(TM) and IBStat(TM) fail to achieve market acceptance, our ability to become profitable in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy and cost effectiveness. In addition, market acceptance depends on the effectiveness of our marketing strategy and the availability of reimbursement for such products.

If we do not have adequate insurance for product liability claims, we may be subject to significant expenses relating to these claims.

     We are subject to significant product liability risks relating to the sale, manufacturing and further testing of the products on the market and the ones we are developing. These risks include:

         o our products could cause undesirable side effects or injury when sold;

         o our product candidates could cause undesirable side effects or injury during clinical trials; and

         o we may agree to reimburse others that incur liability relating to our product and product candidates.

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

     We do not possess the capabilities, resources or facilities to manufacture Visicol(TM), IBStat(TM) and any of our product candidates. We must contract with manufacturers to produce Visicol(TM), IBStat(TM) and our product candidates according to government regulations. Our future development and delivery of our marketed products and our product candidates depends on the timely, profitable and competitive performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our marketed products and our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufacturers on terms that may not be entirely acceptable to us.

     We have contracted with Mallinckrodt, Inc. to supply us with active pharmaceutical ingredients for Visicol(TM). A significant portion of the Visicol(TM) tablet is monobasic and dibasic sodium phosphate. Mallinckrodt has agreed to supply these ingredients in a manner which meets FDA requirements. The FDA has approved the manufacturing process for these active ingredients, but the Drug Master File for the sodium phosphate is only for one location at Mallinckrodt. If this location were to shut down for any reason, a delay in the delivery of our active pharmaceutical ingredients would occur and could impact future sales of Visicol(TM). We are currently working towards submitting a Drug Master File with the FDA for another Mallinckrodt facility in order to minimize this risk.

     We have contracted with Pharmaceutical Manufacturing Research Services, Inc., a manufacturing development company, to supply commercial quantities of Visicol(TM) and Morton Grove Pharmaceutical, a generic drug manufacturer to supply IBStat(TM) in a manner that meets FDA requirements. The FDA has approved the manufacturing processes of Pharmaceutical Manufacturing Research Services and Morton Grove. Pharmaceutical Manufacturing Research Services and Morton Grove must maintain compliance with FDA standards regarding the manufacturing of Visicol(TM) and IBStat(TM) at all times. The failure to maintain compliance with FDA standards could result in the loss of "approved status" at Pharmaceutical Manufacturing Research Services and Morton Grove. Any such loss would have a significant negative impact on us since we do not have an approved secondary manufacturer for Visicol(TM) or IBStat(TM). We are currently working with an appropriate secondary manufacturer of Visicol(TM), which has not yet been approved by the FDA.

     We have contracted with PCI Services to package Visicol(TM) in a manner that meets FDA requirements. The FDA has approved this facility for the packaging of Visicol(TM). In the event that PCI were unable to package Visicol(TM) for us, the FDA has also approved Fisher Clinical Services, Inc. for packaging of Visicol(TM). IBStat(TM) is packaged at Morton Grove.

If the owners of technology licensed to us terminate our license agreements, then these owners could prevent us from developing, manufacturing or selling the product covered by that license.

     We have acquired the worldwide exclusive right to market Visicol(TM), IBStat(TM), Colirest(TM) and Hematrol(TM) under various license agreements. Each of the owners of the technology licensed to us may terminate the license prior to its expiration date under certain circumstances, including our failure to comply with commitments related to the development of the products specified in the licenses. For example, some of our licensing agreements require us to spend specific amounts for research and development of our products. If we do not comply with the terms of these agreements, the owners of the licensed technology could demand the return of all rights to the licensed technology, and force us to cease developing, manufacturing or selling the products covered by that license.

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we will not be able to conduct our operations at a profit.

     We have products and product candidates that compete in four very competitive segments of the pharmaceutical industry. These include: (i) purgative agents for cleansing the colon, which include Visicol(TM); (ii) antispasmodics, which include IBStat(TM); and receptor based technologies which includes product candidates (iii) Colirest(TM) and (iv) Hematrol(TM). We are likely to encounter significant competition with respect to Visicol(TM), IBStat(TM) and our product candidates currently under development, including, but not limited to, competition from: (a) Braintree Laboratories, Inc., Schwarz Pharma Inc. and C.B. Fleet Company, Inc. with respect to Visicol(TM); (b) Schwarz Pharma Inc among others with respect to IBStat(TM); (c) AstraZeneca plc, Salix Pharmaceuticals, IDEC Pharmaceuticals Corporation, Procter & Gamble Pharmaceuticals, Solvay S.A., Centocor, Inc. (Johnson & Johnson) and Shire Pharmaceuticals Group plc with respect to Colirest(TM); and (d) Immune Response Corporation, Autoimmune, Inc. and Nabi Biopharmaceuticals with respect to Hematrol(TM).

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

     Visicol(TM), IBStat(TM) and our product candidates are in various stages of patent protection as summarized below.

         o In 1997, the U.S. Patent and Trademark Office issued a patent covering the use of Visicol(TM) as a colonic cleansing agent or as a laxative and in December 2000, the U.S. Patent and Trademark Office issued to us a patent for numerous solid-dose colonic cleansing agents. Similar patents have been issued in Canada and are presently pending in Europe.

         o   IBStat(TM)is not patentable.

         o In October of 1999, we filed a U.S. patent application to treat IBD with Colirest(TM) and other similar compounds. We expect that the U.S. Patent and Trademark Office will issue this patent in 2003.

         o Hematrol(TM)is not patentable for use in ITP. Instead of a patent, we will receive protection based on the FDA designation of Orphan Drug Status for ITP. Orphan Drug Status means the FDA has determined that the number of people affected by the disease which the drug treats is less than 200,000, and that having numerous companies compete for the market is unrealistic and likely to harm, rather than help, prospective users of the product. Since we have received this designation, we will have an exclusive right to sell Hematrol(TM) for ITP for seven years after development is complete.

     We have also obtained the rights to foreign patents, and intend to apply for additional foreign patents. Competitors could challenge or develop around the patents, or the scope of the patents may not be adequate to protect the patented product from competitors. The commercial success of our products will also depend upon our ability to make sure the products do not infringe on patents issued to competitors. We have not conducted a search to determine if there are any patents similar to those covering Visicol(TM) and Colirest(TM).

     Our employees or scientific consultants may develop inventions or processes independently that may be related to our products. These employees or consultants could claim ownership of these inventions or processes, and these claims could succeed. We may need to enter into protracted and costly litigation to enforce or determine the scope of our proprietary rights.

     Government agencies and academic institutions have funded the development of some of our patented technologies. Although we have acquired the rights to use such technology, these agencies or institutions may have rights to the technology or inventions, including rights to the royalty-free use, but not sale, of the invention or technology for their own purposes.


Risks Relating To Financing Our Business

If we are unable to meet our debt service obligations related to our outstanding convertible notes, our operations could be adversely affected. In addition, even if we are able to meet our debt service obligations, the amount of debt outstanding could impede our operations and capital flexibility.

     Our outstanding convertible notes are due in June 2005 and are convertible at a conversion price of $1.85 per share. If the future market price of our common stock is such that it is not attractive for noteholders to convert their notes to common stock by the time the notes become due, we are obligated to pay the notes with cash at a 25% premium to face value at maturity or a 30% premium if paid prior to maturity. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to service our outstanding convertible notes, we will be in default under the terms of the notes. Even if we are able to meet our debt service obligations, our outstanding debt could adversely affect us in a number of ways, including:

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

         o making us more vulnerable to a downturn in our business, industry or the economy generally; and/or

         o requiring us to use a substantial portion of our cash to pay unconverted debt principal, and interest instead of applying these funds to operations.

We may need additional capital in the future in order to continue our operations.

     We may need additional capital to further develop, manufacture and market Visicol(TM), IBStat(TM) and our product candidates if the future revenues from our marketed products fall short of current assumptions. The revenues from Visicol(TM) have been less than our expectations. Specifically, we will spend funds for the following:

         o   conducting additional studies of Visicol(TM)to increase the utilization of the product into other therapeutic areas;
         o   researching and developing our product candidates, including participating in human clinical trials;
         o   seeking necessary approvals from the government;
         o   developing manufacturing capabilities; and
         o   funding our growth as a company.

     We believe that our current capital resources will continue to fund our operations for at least the next 12 months. The success of Visicol(TM) and IBStat(TM) directly impacts our need for additional capital. Our future capital requirements will depend on a variety of factors. For example, if we experience continued progress in our research and development activities, or if we determine that it is necessary to prosecute and enforce our patents, we may require additional capital. In addition, our current and future marketing activities will affect our future capital requirements. Because we have limited experience in marketing Visicol(TM) and IBStat(TM), we have limited experience in predicting how much capital will be necessary to successfully execute our marketing plans. If we inaccurately predict our future capital requirements, we may be unable to continue our operations.

     We regularly seek funding for our operations from a variety of sources, including public and private securities offerings, loans and joint arrangements with partners. We currently do not possess a commitment to obtain additional funding, and we may never receive additional funding in the future. If we need additional capital and we fail to obtain additional funding, we will delay, scale back or eliminate our research and development activities or enter into arrangements with others to develop and market certain product candidates that we may otherwise have developed ourselves. For example, when Visicol(TM) revenues fell short of expectations in 2001, in order to reduce some of the shortfall we: (i) scaled back and then eliminated our budgeted spending on the Thrombospondin Technology; and (ii) reduced our staff by 35%.

Risks Relating to Regulatory Matters

If we do not maintain required approvals from the government, then we may not successfully manufacture, market or sell our marketed products.

     FDA manufacturing approval:

     The FDA requires pharmaceutical companies to include detailed manufacturing information in a new drug application. The FDA has mandated that all manufacturing facilities and processes comply with good manufacturing practices, commonly known as GMP. GMP is a body of federal regulations and guidelines that govern the manufacture of drugs for human use. For example, all manufacturers must pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, drug manufacturers must demonstrate that:

         o the drug product can be consistently manufactured at the same quality standard;
         o   the drug product is stable over time; and
         o the level of chemical impurities in the drug product are under a designated level.

     The FDA has approved our manufacturing process for Visicol(TM) and IBStat(TM). The FDA may still, however, prevent us from continuing to market Visicol(TM) or IBStat(TM) if we:

         o do not continue to consistently manufacture appropriate amounts of Visicol(TM)and IBStat(TM) or
         o cannot continue to repeat the manufacturing process used to manufacture the validation batches of Visicol(TM).

     We currently have only one approved manufacturer of Visicol(TM) and one manufacturer for IBStat(TM). We have, however, initiated the process to obtain a qualified secondary manufacturer of Visicol(TM).

     FDA oversight after product approval:

     After the FDA approves a product, the FDA continues to regulate the product. In particular, the FDA may require post-marketing testing and surveillance to monitor the effects of our marketed products or may require drug label changes which could hinder the marketability of our marketed products. In addition, the FDA may place conditions on our marketed products that could restrict the sale or use of our products.

The FDA could prevent us from marketing IBStat(TM).

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

If we do not obtain required approvals from the government, then we may not successfully market or sell our product candidates.

     The FDA requires multiple stages of tests, known as Phase I, II and III clinical trials, on all pharmaceutical products. In addition, the FDA must confirm that drug manufacturers comply with applicable federal regulations. The process to obtain government approvals of a pharmaceutical product takes many years and requires substantial resources.

     The FDA may delay or halt the clinical development of our product candidates at any stage, or may deny us approval to market a product. If the FDA takes any of these adverse actions, we may delay or stop the development of a product or may be unable to sell such product. We do not believe we are subject to risks which are materially different than other pharmaceutical companies seeking FDA approval. The process of obtaining FDA approval is expensive, time-consuming and often filled with unexpected hurdles. Even if we receive approval of a product candidate, the FDA may limit and restrict the drug's use and may subject our products to continuous review. If we fail to comply with any applicable regulatory requirement, the FDA could impose penalties on us, including:

        o    warning letters;
        o    fines;
        o    withdrawal of regulatory approval;
        o    product recalls;
        o    operating restrictions; injunctions; and/or
        o    criminal prosecution.

     Our product candidates are in various stages of development and in various stages of the FDA approval process, as set forth below:

         o Colirest(TM). We are developing Colirest(TM)as a compound for the treatment of inflammatory bowel disease, commonly known as IBD. IBD is an autoimmune disease that causes inflammation and ulceration of the bowel. IBD includes both Crohn's disease and ulcerative colitis. In September 2000, we announced positive results of our Phase II study on Crohn's disease and in December 2000, we announced positive results of our Phase II study in ulcerative colitis. We have reached an agreement with the FDA for the advancement of Colirest(TM)to a Pivotal Phase IIb dose ranging study for Crohn's disease. We are currently enrolling patients in this study.

         o Hematrol(TM). We are developing Hematrol(TM) as a compound for the treatment of ITP. ITP is an autoimmune disease that causes spontaneous bleeding. Hematrol(TM) is currently on hold in phase III clinical trials for ITP.

     We may never receive FDA approval for any of these products and without FDA approval, we cannot market or sell these products.

Risks Related To Our Common Stock Outstanding

If the holders of our outstanding notes, options and warrants convert such notes or exercise such options and warrants, then the market price of the common stock may drop.

     We have a total of $13,000,000 in outstanding senior secured convertible notes. The holders of the notes may convert the notes into a total of 7,027,027 shares of our common stock at a conversion price of $1.85 per share. To date, none of the note holders have converted their notes. The conversion of these outstanding notes and the sale of the related shares may cause our common stock price to drop.

     We have a total of approximately 12,315,000 options and warrants outstanding. Options and warrants give the holder the right to purchase shares of a company's stock in the future for a predetermined price which may or may not be below the current market value of such company's stock at the time the option or warrant is exercised. In addition, we can issue an additional 1,450,000 options pursuant to our option plans. To date, option and warrant holders have exercised approximately 6,552,000 options and warrants in the aggregate at prices ranging from $.50 to $5.56. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop.

If our common stock continues to be volatile and thinly traded, then our shareholders may not be able to sell their shares when desired.

     The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, the number of our shares theoretically available for sale in any one day is approximately 37,454,000 shares and our average daily trading volume for the twelve-month period ended December 31, 2002 has been approximately 148,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

EMPLOYEES

     As of December 31, 2002, we had 49 full-time employees. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

ITEM 2.   PROPERTIES.

     We occupy an aggregate of approximately 8,000 square feet of space in Blue Bell, Pennsylvania, which is used as office space. We lease this space pursuant to a lease expiring in November 2005, which provides for minimum annual rent payments of approximately $200,000 for the remaining term of the lease. We lease approximately 1,600 square feet, in Norristown, Pennsylvania, which is used as warehouse space. We lease this space pursuant to a lease expiring in March 2004, which provides for minimum annual rent payments of approximately $18,000 for the remaining term of the lease.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Our common stock currently trades on the NASDAQ Small Cap Market under the symbol "INKP." The quarterly range of high and low closing sales prices of our common stock, as reported on the Nasdaq Stock Market, are shown below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Year Ended December 31, 2002                  High          Low
         ----------------------------                  ----          ---
         1st Quarter............................       $1.96        $1.25
         2nd Quarter............................       $1.84        $0.78
         3rd Quarter............................       $1.45        $0.60
         4th Quarter............................       $2.49        $1.02

         Year Ended December 31, 2001                  High          Low
         ----------------------------                  ----          ---
         1st Quarter............................       $9.00        $3.31
         2nd Quarter............................       $5.28        $2.95
         3rd Quarter............................       $4.92        $0.72
         4th Quarter............................       $2.30        $0.79

Dividends

     We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

     At February 28, 2003 there were approximately 500 shareholders of record and approximately 22,000 beneficial holders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

                                                                                                    Number of securities
                                                         Number of securities   Weighted-average   remaining available for
                                                           to be issued upon    exercise price of   future issuance under
                                                              exercise of          outstanding       equity compensation
                     Plan category                        outstanding options        options                plans
Equity compensation plans approved by security holders:

     1993 Equity Compensation Plan                             1,249,000             $ 1.89                  ---
     1997 Consultant Stock Option Plan                         1,061,000             $ 1.23                838,000
     1999 Equity Compensation Plan                             3,074,000             $ 2.79                612,000

Equity compensation plans not approved by security holders:

     Options issued to an officer and a consultant
       pursuant to written agreements  *                       2,057,000             $ 0.85                  ---
                                                               ---------             ------               ---------
Total                                                          7,441,000             $ 1.88               1,450,000
                                                               =========                                  =========


-----------------------
     * In addition to the shares of common stock issuable upon exercise of options granted under the Company's stock option plans, 2,057,000 shares of common stock are issuable upon exercise of outstanding options granted to an officer and a consultant in 1997 pursuant to other written agreements. The exercise price for these options was set by the Board of Directors, or a committee designated by the Board, based upon an evaluation of the fair market value of the Company's common stock on the date of grant. The options vest over various periods, not exceeding three years, and expire no later than ten years from the date of grant.

     Pursuant to the terms of the November 6, 1997 acquisition of the receptor based technologies from which Colirest(TM) and Hematrol(TM) are derived, we could be required to pay an aggregate of 720,000 shares of common stock upon the achievement of certain milestones and targets.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our financial statements accompanying this report (amounts expressed in thousands, except per share amounts).

                                                                               Six-Months Ended
                                                 Years Ended December 31,        December 31,             Years Ended June 30,
                                              ----------------------------     -----------------      --------------------------
                                               2002      2001       2000       2000        1999       2000       1999      1998
                                              -------   -------    -------     -----       -----      -----     ------     -----
                                                                   (unaudited)         (unaudited)
Statement of Operations Data:
Product revenue..........................     $ 7,488   $ 4,338    $   ---  $    ---    $    ---   $    ---  $     ---  $    ---
Other revenue............................          64       523        ---       ---         ---        ---        ---       ---
                                              -------   -------    -------     -----       -----      -----     ------     -----
   Revenue...............................       7,552     4,861        ---       ---         ---        ---        ---       ---

Cost of goods sold.......................       1,724     1,881        ---       ---         ---        ---        ---       ---
                                              -------   -------    -------     -----       -----      -----     ------     -----
   Gross profit..........................       5,828     2,980        ---       ---         ---        ---        ---       ---

Cost and expenses:
  Research and development...............       3,259     5,361      9,397     7,060       3,395      5,731      6,565     6,222
  Sales and marketing....................       6,003     8,944      1,457     1,457         ---        ---        ---       ---
  General and administrative.............       2,249     3,689      5,509     3,900       1,897      3,506      3,593     3,782
  Separation agreement and accelerated
       vesting of options................         ---       ---       ---        ---         835        835        ---       ---
                                              -------   -------    -------     -----       -----      -----     ------     -----
    Loss from operations.................      (5,683)  (15,014)   (16,363)  (12,417)   ( (6,127)   (10,072)   (10,158)  (10,004)
Interest income..........................         116       475        726       471         144        399        525       515
Interest and other expense...............        (877)     (645)       (47)       (9)        ---        (39)       ---       ---
Non-cash accretion, financing costs and
  cash premium...........................      (3,916)      (74)       ---       ---         ---        ---        ---       ---
                                              -------   -------    -------     -----       -----      -----     ------     -----
  Net loss...............................     (10,360)  (15,258)   (15,684)  (11,955)     (5,983)    (9,712)    (9,633)   (9,489)
                                              =======   =======    =======  ========    ========   ========  =========  ========
  Net loss per share - basic and diluted        (0.30)    (0.45)     (0.50)    (0.36)     (0.24)      (0.36)     (0.42)    (0.60)
                                              =======   =======    =======  ========    ========   ========  =========  ========
  Weighted average shares outstanding-
     basic and diluted...................      34,965    34,285     31,586    33,254      24,678     27,300     22,762    15,783


                                                        As of December 31,                             As of June 30,
                                                ------------------------------------        ---------------------------
                                                2002        2001      2000      1999        2000      1999         1998
                                                ----        ----      ----      ----        ----      ----         ----
                                                                            (unaudited)
Balance Sheet Data:
     Cash and investments..............      $ 12,151  $ 12,166   $ 11,520  $  6,041    $ 16,025   $  6,862     $ 12,962
     Total assets......................        14,079    13,865     13,400     6,403      16,435      7,162       13,366
     Total current liabilities.........         8,633     5,951      2,375     1,525       1,561      1,449          246
     Convertible notes.................        11,657     9,801        ---       ---         ---        ---          ---
     Accumulated deficit...............       (70,400)  (60,040)   (44,782)  (29,098)    (32,827)   (23,115)     (13,482)
     Shareholders' (deficit) equity ...        (6,211)   (1,887)    11,025     4,878      14,874      5,713       13,120


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

General

     We are a biopharmaceutical company focused on the diagnosis and treatment of gastrointestinal disorders, including: colon cancer, irritable bowel syndrome, or IBS, and inflammatory bowel disease, or IBD. Our development strategy has been to acquire late-stage drug candidates with short time lines to commercialization. Our current product portfolio includes Visicol(TM), IBStat(TM), Colirest(TM) and Hematrol(TM). With the exception of our February 2001 agreement to market and sell IBStat(TM), we acquired the rights to each of our products and product candidates in 1997. We have funded operations primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since our inception in 1993. At December 31, 2002, our accumulated deficit was approximately $70 million.

Critical Accounting Policies and Practices

     In "Cautionary Advice Regarding Disclosures about Critical Accounting Policies" (SEC Release No. 33-8040, December 12, 2001), the SEC advised registrants to provide more information about a company's most critical accounting policies, i.e., the specific accounting policies that have the most impact on a company's results and require the most difficult, subjective or complex judgments by management. We have identified the following accounting policies that may constitute "critical accounting policies," under the guidance provided by this release.

         o Stock based compensation. It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to account for our stock option plans rather than Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Had we applied SFAS No. 123, our net loss for the years ended December 31 2002 and 2001, the six-months ended December 31, 2000 and the year ended June 30, 2000 would have been increased by approximately $3,354,000, $2,807,000, $568,000 and
             $399,000, respectively (see Note 2 to the footnotes to our financial statements accompanying this report).

         o Product returns. It is our policy to estimate and record an allowance for future product returns in connection with our sales of Visicol(TM). We have applied a return rate to our unit sales to provide this allowance under our product return policy. This return rate is calculated based on actual return experience and our monitoring of distribution channels taking into account the expiration dating of Visicol(TM). The product return rate is periodically updated to reflect actual experience and changes to other factors affecting future product returns.

         o Deferred taxes. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax asset items are deductible. Management believes that it is not likely that the Company will realize the benefits of these deductible differences. At December 31, 2002, management has concluded that a full valuation allowance is necessary for deferred tax assets.

Results of Operations

Comparison of the Years Ended December 31, 2002 and 2001

     We incurred losses of $10,360,000 and $15,258,000 for the years ended December 31, 2002 and 2001, respectively. The basic and diluted per share loss was $0.30 and $0.45 per share for the years ended December 31, 2002 and 2001, respectively. Operating losses were $5,683,000 and $15,014,000 for the years ended December 31, 2002 and 2001, respectively. Operating losses are expected to narrow during the first half of 2003. We expect to have income from operations and positive cash flow for the year ended December 31, 2003.

     Our gross profit was $5,828,000 and $2,980,000 for the years ended December 31, 2002 and 2001, respectively. Included in cost of goods sold were both distribution and royalty costs totaling $379,000 and $369,000, respectively. Distribution cost included expenses related to warehousing, tracking, and shipping of product to our customers. Royalty cost represented amounts due to the inventor of Visicol(TM) based on product sales. Gross profit and gross profit as a percent of sales are expected to increase in 2003 due to increased product demand for Visicol(TM) and decreased manufacturing, packaging and distribution costs.

     We incurred research and development expenses of $3,259,000 and $5,361,000 for the years ended December 31, 2002 and 2001, respectively. The significant reductions were the result of less development costs associated with the new Visicol(TM) formulation and the internalization of the management of the ongoing Colirest(TM) clinical trial. Research and development costs are expected to continue to decrease in 2003 as a result of the internalized management of the Colirest(TM) clinical trial, partially offset by costs associated with studies conducted for the use of Visicol(TM) in constipation and in pre-operative colonic surgical procedures.

     Sales and marketing costs of $6,003,000 and $8,944,000 were incurred for the years ended December 31, 2002 and 2001, respectively. During 2002, we incurred approximately $2,600,000 in expense related to our former co-promotion agreement with Procter & Gamble Pharmaceuticals, $1,250,000 related to our internal sales force and the balance of sales and marketing costs for administrative costs in connection with our internal sales operations and marketing activities associated with Visicol(TM) and IBStat(TM). During 2001, we incurred $4,000,000 in expenses related to our former contract sales organization, $2,000,000 related to our co-promotion agreement with Procter & Gamble Pharmaceuticals and the balance of sales and marketing costs for internal sales operations and marketing activities associated with Visicol(TM). Sales and marketing costs will decrease in 2003 as a result of the expiration of our co-promotion agreement with Procter & Gamble Pharmaceuticals, partially offset by costs associated with our growing internal sales organization.

     General and administrative expenses were $2,249,000 and $3,689,000 for the years ended December 31, 2002 and 2001, respectively. The decrease is the result of significant payroll reductions, reduced fees paid to outside vendors and consultants and reduced non-cash stock based compensation. Included in general and administrative expenses for December 31, 2001 was amortization of deferred compensation and performance based stock expense $1,018,000. We expect that general and administrative costs for 2003 will remain relatively consistent with 2002 costs.

     The $359,000 decrease in interest income was the result of decreased average cash and investment balances for the year ended December 31, 2002 compared to the same period a year ago. The $232,000 increase in interest and other expense was the result of interest related to our June 2003 convertible notes.

     As a result of the redemption of the June 2003 convertible notes and placement of the June 2005 convertible notes, we incurred $3,916,000 in non-cash accretion, financing costs and cash premium charges. These charges included the acceleration of a redemption premium, deferred warrant cost, beneficial conversion amortization and deferred financing fees associated with these notes. We could amortize non-cash charges of up to $4,670,000 over the remaining life of the June 2005 convertible notes, if the notes do not convert prior to their scheduled maturity.

Comparison of the Years Ended December 31, 2001 and 2000

     We incurred losses of $15,258,000 and $15,684,000 for the years ended December 31, 2001 and 2000, respectively. The basic and diluted per share loss was $0.45 and $0.50 per share for the years ended December 31, 2001 and 2000, respectively.

     Our gross profit was $2,980,000 for the year ended December 31, 2001, as compared to no gross profit for the year ended December 31, 2000. Included in cost of goods sold are both distribution and royalty costs totaling $369,000. Distribution cost included expenses related to contract warehousing, tracking, and shipping of product to our customers. Royalty cost represented amounts due to the inventor of Visicol based on product sales.

     We incurred research and development expenses of $5,361,000 and $9,397,000 for the years ended December 31, 2001 and 2000, respectively. The decrease is mostly attributable to a one-time performance based stock charge in 2000 of $4,848,000, partially offset by costs related to our ongoing Colirest(TM) pivotal study.

     Sales and marketing costs of $8,944,000 and $1,457,000 were incurred for the years ended December 31, 2001 and 2000, respectively. During 2001, we incurred $4,000,000 in expenses related to our former contract sales organization, $2,000,000 related to our co-promotion agreement with Procter & Gamble Pharmaceuticals and the balance of sales and marketing costs for internal sales operations and marketing activities associated with Visicol(TM). Sales and marketing costs for the year ended December 31, 2000 were for pre-launch activities associated with the January 2001 product launch of Visicol(TM).

     General and administrative expenses were $3,689,000 and $5,509,000 for the years ended December 31, 2001 and 2000, respectively. The decrease was the result of significant payroll reductions, reduced fees paid to outside vendors and consultants and reduced non-cash stock based compensation. Included in general and administrative expenses was amortization of deferred compensation and performance based stock expense of $1,018,000 and $2,445,000 for the years ended December 31, 2001 and 2000, respectively.

     The $251,000 decrease in interest income was the result of decreased average cash and investment balances for the year ended December 31, 2001 compared to the year ended December 31, 2000. The $598,000 increase in interest expense was the result of interest related to our June 2001 placement of $10,000,000 in convertible subordinated notes.

Comparison of the Six-Months Ended December 31, 2000 and 1999

     We incurred losses of $11,955,000, and $5,983,000 for the six-month periods ended December 31, 2000 and 1999, respectively. The basic and diluted per share loss was $0.36 and $0.24 for the six-months ended December 31, 2000 and 1999, respectively.

     Research and development for the six-months ended December 31, 2000 and 1999 was $7,060,000 and $3,395,000, respectively. Included in research and development for the period ended December 31, 2000 was a $4,848,000 performance based stock charge related to research and development activities. This non-cash charge was attributable to the attainment of a previously set milestone of FDA approval of Visicol(TM), which triggered the vesting of options and restricted stock awards granted in connection with our equity compensation plans. Net of the non-cash performance based stock expense, research and development expenses decreased by $1,183,000 for the six-month period ended December 31, 2000 from the same period a year ago. This decrease was the result of decreased development costs associated with Visicol(TM) partially offset by costs associated with the Phase II clinical trials of Colirest(TM) in Crohn's disease and ulcerative colitis.

     Sales and marketing costs of $1,457,000 were incurred for the six-month period ended December 31, 2000, as compared with no sales and marketing costs for the six-month period ended December 31, 1999. The increase was the result of new personnel and marketing activities associated with Visicol(TM).

     General and administrative expenses were $3,900,000 and $1,897,000 for the six-months ended December 31, 2000 and 1999, respectively. Included in general and administrative for the period ended December 31, 2000 was a $1,160,000 performance based stock charge. This non-cash charge was attributable to the attainment of a previously set milestone of FDA approval of Visicol(TM), which triggered the vesting of options and restricted stock awards granted in connection with our equity compensation plans. Net of the non-cash performance based stock expense, general and administrative expenses increased by $843,000 for the six-month period ended December 31, 2000 from the six-month period ended December 31, 1999. This increase was principally attributable to personnel additions, increased spending on public and investor relations and overall expanded operations resulting from the launch of Visicol(TM). Included in general and administrative expenses was amortization of options and restricted stock of $707,000 and $1,829,000 for the six-month periods ended December 31, 2000 and 1999, respectively.

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

     The $327,000 increase in interest income is the result of increased average cash and investment balances for the six-months ended December 31, 2000 compared to the six-month period ended December 31, 1999. The increase in average cash, cash equivalent and investment balances were due to the receipt of net proceeds of $9,900,000 from a private placement of common stock in May 2000.

     We incurred interest expense of $9,000 and $0 for the six-months ended December 31, 2000 and 1999, respectively. The increase was the result of securing a line of credit in December 1999.

Comparison of the Years Ended June 30, 2000 and 1999

     We incurred losses of $9,712,000 and $9,633,000 for the years ended June 30, 2000 and 1999, respectively. The basic and diluted per share loss was $0.36, and $0.42 for the years ended June 30, 2000 and 1999, respectively.

     Research and development expenses fluctuated from the fiscal year ended June 30, 1999 through fiscal year ended June 30, 2000 due to changes in manufacturing development expenses and clinical and preclinical testing costs associated with Visicol(TM), Hematrol(TM), Colirest(TM) and our Thrombospondin Technology. More specifically, the decrease in research and development expenses from fiscal year ended June 30, 1999 to fiscal year ended June 30, 2000 of $834,000 was principally due to the reduction in clinical development costs being partially offset by increases in costs associated with manufacturing development and NDA submission costs for Visicol(TM).

     General and administrative expenses amounted to $3,506,000 and $3,593,000 for the years ended June 30, 2000 and 1999, respectively. The decrease in general and administrative expenses was due to reduced amortization of deferred compensation from options previously granted to certain executive officers of $1,273,000 in fiscal year ended June 30, 2000, as compared to $1,616,000 for the fiscal year ended June 30, 1999. This decrease was offset by an increase in marketing costs and an increase in head count in fiscal year ended June 30, 2000.

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

Liquidity and Capital Resources

    At December 31, 2002, we had cash and cash equivalents of $12,151,000. The cash and cash equivalents balance at December 31, 2002 includes net proceeds from a private placement of common stock of $3,474,000 and warrant and option exercises of $218,000.

    We believe that our financial resources are adequate for our operations for at least the next 12 months. Our future short and long-term capital requirements will depend on numerous factors, including marketplace acceptance of our products.

     In addition to marketplace acceptance of our products, other factors which cannot be quantified and many of which we cannot control will also impact our short and long-term capital requirements, including: continued commercial costs of Visicol(TM), continued progress in our research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity.

     We are currently conducting a clinical trial of Colirest(TM) in Crohn's disease, recently commenced studies for the use of Visicol(TM) for constipation and in pre-operative colonic surgical procedures, and continue to market and sell Visicol(TM) to distributors and drug store chains. During 2003, we expect to spend approximately $250,000 on the Visicol(TM) studies and Visicol(TM) product development, $500,000 on the Colirest(TM) study, and $5,000,000 on Visicol(TM) sales and marketing costs. These activities will be funded by our current cash balance and future product sales. If product sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

     We anticipate reaching operating profitability during 2003. To achieve operating profitability, we, alone or with others, must successfully market and sell our products; revenues from product sales must be greater than the sum of cost of goods sold, research and development costs, sales and marketing costs and general and administrative costs. The time required to reach operating profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

     The following are contractual commitments at December 31, 2002 associated with lease obligations, debt obligations and research and development projects:

      Contractual Commitments (1)             Total           1 Year           2 Years          3 Years         4 Years
      ---------------------------             -----           ------           -------          -------         -------
Convertible subordinated notes (2)......    $ 13,000,000        $     ---        $     ---      $13,000,000       $     ---
Leased office space (3).................         628,000          228,000          219,000          181,000             ---
Manufacturing supply agreement (4)......       2,400,000        1,200,000        1,200,000              ---             ---
                                            ------------      -----------      -----------      -----------       ---------
   Total contractual commitments........    $ 16,028,000      $ 1,428,000      $ 1,419,000      $13,181,000       $     ---
                                            ============      ===========      ===========      ===========       =========

---------------
(1) This table does not include any milestone payments under agreements we have entered into in relation to our licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual expenditures pursuant to our technology license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate these minimum annual expenditures are approximately $100,000 and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology.

(2) Includes principal on convertible subordinated notes that will become due in the event that the principal balance is not converted to our common stock by June 2005 (see Note 11 to the footnotes to our financial statements accompanying this report).
(3) In November 2000, we entered into a five-year operating lease agreement for office space for our corporate headquarters, and in April 2002, we entered into a two-year operating lease for warehouse space for our distribution center. The above table includes minimum lease payments remaining in connection with these lease agreements.
(4) Included are direct costs associated with our agreement with a contract manufacturing organization in connection with the commercial production of Visicol(TM) tablets.

Research and Development Programs

     During 2002, we had three significant research and development projects relating to: (i) Visicol(TM); (ii) Colirest(TM) and (iii) the Thrombospondin Technology.

     Visicol(TM). We have focused our Visicol(TM) research and development on cleansing of colon prior to colonoscopy and are presently marketing Visicol(TM) for that indication. In addition, we are also developing Visicol(TM) for cleansing the colon prior to pre-operative colonic surgical procedures and for treating constipation. The current status of these projects are as follows: (i) for cleansing of colon prior to colonoscopy, the FDA has approved both our NDA as well as our SNDA; (ii) for cleansing the colon prior to pre-operative colonic surgical procedures we intend to commence a Phase IV study in 2003; (iii) for treating constipation, we have commenced a post marketing study and intend to commence a Phase IV study during 2003. As of December 31, 2002, we have incurred total costs of approximately $11,300,000 in connection with our Visicol(TM) research and development. During the fiscal year ended December 31, 2002, we incurred an aggregate of $3,259,000 in research and development expenses, approximately $500,000 of which was attributable to Visicol(TM).

     Colirest(TM). We are developing Colirest(TM) for treatment of IBD and have completed a Phase II study of Crohn's disease and a Phase II study of ulcerative colitis. In June 2001, we began a Colirest(TM) clinical Phase IIb study of Crohn's disease. We anticipate an interim analysis by either late 2003 or early 2004. As of December 31, 2002, we have incurred total costs of approximately $6,500,000 in connection with the development of Colirest(TM) and related compounds. During the fiscal year ended December 31, 2002, we incurred an aggregate of $3,259,000 in research and development expenses, approximately $1,900,000 of which was attributable to Colirest(TM).

     Thrombospondin Technology. We were developing the Thrombospondin Technology for prevention of metastatic cancer. During 2002 we terminated support of this program in order to focus resources on product opportunities with closer time lines to commercialization. Through December 31, 2002, we incurred total costs of approximately $2,125,000 in connection with the Thrombospondin Technology research and development. During the fiscal year ended December 31, 2002, we incurred an aggregate of $3,259,000 in research and development expenses, approximately $125,000 of which was attributable to the Thrombospondin Technology.

     Indirect Costs. In addition to the direct costs related to the development of our technologies, we incurred indirect non-technology specific overhead costs. These expenses include the salaries and administrative costs of managing our research and development projects.

Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 required the recognition of a liability for an asset retirement in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to impact our financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishment of Debt", and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will effect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4, required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission, the criteria in APB No. 30 will now be used to classify those gains and losses. This is a result of the changed marketplace that now utilizes the extinguishment of debt as part of day-to-day risk management strategies. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition is completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The standard was effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The adoption of SFAS 145 did not have any impact on our financial statements.

    In June 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not capital lease, costs to consolidate facilities or relocate employees, and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The adoption of SFAS No. 146 did not have any impact on our financial statements. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial statements.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of SFAS No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of SFAS No. 123 to require more prominent disclosures in interim and annual financial statements. Certain of the disclosure modifications are required for the fiscal years ending after December 15, 2002 and are included in the notes to these financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN No. 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption of the Fin No. 46 to have any financial impact on its financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2004. The interest rate on our line of credit has fluctuated from 3.47% to 4.24% over the past year and the outstanding balance at December 31, 2002 was $4,444,000.

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

     We do not anticipate any material changes in our primary market risk exposures in 2003. We do not hold or issue any derivatives.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is set forth beginning on pages F-1 through F-19 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                             None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2003 Annual Meeting of Shareholders.


ITEM 11.   EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2003 Annual Meeting of Shareholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2003 Annual Meeting of Shareholders.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 14.   CONTROLS AND PROCEDURES.

    Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K (the Evaluation Date). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective as of the Evaluation Date.

     Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies or material weaknesses.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements

     The information required by this item is set forth in the Table of Contents to Financial Statements on page F-1 of this report.

Financial Statement Schedules

     All schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements on pages F-1 through F-19 of this report.

Reports on Form 8-K

     The following current reports on Form 8-K were filed with the Securities and Exchange Commission via EDGAR:

               1. Form 8-K filed on October 8, 2002 with respect to the
                  restructuring of $10 million of Convertible Subordinated Notes due June 2003. The earliest event covered by this report occurred on October 1, 2002.

               2. Form 8-K filed on December 19, 2002 with respect to a private placement of $13 million of 10% Senior Secured Convertible Notes due June 2005 and warrants to purchase 2,459,460 shares of common stock. The earliest event covered by this report occurred on December 17, 2002.

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

4.3               Form of Common Stock Purchase Warrant, dated June 15, 2001. (In accordance with Item 601 of Regulation
                  S-K, similar warrants granted to investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor.) (Exhibit 4.4)(5)

4.4               Form of Common Stock Purchase Warrant, dated October 1, 2002. (In accordance with Instruction 2 to
                  Item 601 of Regulation S-K, similar warrants granted to the investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor).
                  (Exhibit 4.5)(6)


4.5               Securities Purchase Agreement, among InKine Pharmaceutical Company, Inc., S.A.C. Capital Associates,
                  LLC, SDS Merchant Fund, L.P., Royal Bank of Canada, through RBC Dominion Securities Corporation as its agent, Solomon Strategic Holdings, Inc., and Tail Wind Fund, Ltd. dated as of December 16, 2002. (In accordance with Item 601 of Regulation S-K, the schedules and certain exhibits have been omitted. They are available upon request. (Exhibit 4.1)(7)

4.6               Registration Rights Agreement, among InKine Pharmaceutical Company, Inc., S.A.C. Capital Associates,
                  LLC, Royal Bank of Canada, through RBC Dominion Securities Corporation as its agent, Solomon Strategic
                  Holdings, Inc., and Tail Wind Fund, Ltd. dated as of December 17, 2002. (Exhibit 4.2)(7)

4.7               Security Agreement, among InKine Pharmaceutical Company, Inc., S.A.C. Capital Associates, LLC, Royal
                  Bank of Canada, through RBC Dominion Securities Corporation as its agent, Solomon Strategic Holdings,
                  Inc., and Tail Wind Fund, Ltd. dated as of December 17, 2002. (Exhibit 4.3)(7)

4.8               Form of Convertible Senior Secured Notes due June 2005. (In accordance with Item 601 of Regulation
                  S-K, similar notes issued to the investors have not been filed because they are identical in all material respects). (Exhibit 4.4)(7)

4.9               Form of Common Stock Purchase Warrant, dated December 17, 2002. (In accordance with Item 601 of
                  Regulation S-K, similar warrants granted to the investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor).
                  (Exhibit 4.5)(7)

10.1              Employment Agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, dated November
                  6, 1997. (Exhibit 10.4)(8)

10.2              Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6,
                  1997, issued to Leonard S. Jacob. (Exhibit 10.6)(8)

10.3              Employment Agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November
                  2, 1998. (Exhibit 10.6)(9)

10.4              Stock Option Plan, as amended. (Exhibit 99)(10)

10.5              1997 Consultant Stock Option Plan. (Exhibit 99)(11)

10.6              Form of Stock Option Agreement. (Exhibit 10(b))(12)

10.7              License Agreement with ALW Partnership. (Exhibit 10(1))(13)

10.8              Form of Option granted to Partners of ALW Partnership. (Exhibit 10(n))(13)

10.9              Amendment to Employment Agreement, dated November 4, 1999, between the Company and Leonard S. Jacob.
                  (Exhibit 10.18)(14)


10.10             1999 Equity Compensation Plan (Exhibit 99)(15)

23*               Consent of KPMG LLP.

99.1*             Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

99.2*             Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------

*                 Filed herewith.

(1)               Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, with the Securities and Exchange Commission (SEC File No. 000-24972).

(2)               Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, with the Securities and Exchange Commission (SEC File No. 000-24972).

(3)               Filed as an Exhibit to InKine's Form S-3 (SEC File No. 333-89365), dated October 20, 1999, with the
                  Securities and Exchange Commission.

(4)               Filed as an Exhibit to InKine's Form S-3 (SEC File No. 333-37254), dated May 17, 2000, with the
                  Securities and Exchange Commission.

(5)               Filed as an Exhibit to InKine's Current Report on Form 8-K dated June 15, 2001, with the Securities and Exchange Commission (SEC File No. 000-24972).

(6)               Filed as an Exhibit to InKine's Current Report on Form 8-K dated October 1, 2002, with the Securities and Exchange Commission (SEC File No. 000-24972).

(7)               Filed as an Exhibit to InKine's Current Report on Form 8-K dated December 17, 2002, with the
                  Securities and Exchange Commission (SEC File No. 000-24972).

(8)               Filed as an Exhibit to InKine's Current Report on Form 8-K, dated November 6, 1997 (as amended by Form
                  8-K/A filed on December 3, 1997), with the Securities and Exchange Commission (SEC File No.
                  000-24972).

(9)               Filed as an Exhibit to InKine's Annual Report on Form 10-K for the year ended June 30, 1999, with the
                  Securities and Exchange Commission (SEC File No. 000-24972).

(10)              Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-58063), dated June 29, 1998, with the
                  Securities and Exchange Commission.

(11)              Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-58065) dated June 29, 1998, with the
                  Securities and Exchange Commission.

(12)              Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1995, with the Securities and Exchange Commission (SEC File No. 000-24972).

(13)              Filed as an Exhibit to InKine's Current Report on Form 8-K dated February 14, 1997, with the
                  Securities and Exchange Commission (SEC File No. 000-24972).


(14)              Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, with the Securities and Exchange Commission (SEC File No. 000-24972).

(15)              Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-47088) dated September 29, 2000, with the
                  Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INKINE PHARMACEUTICAL COMPANY, INC.

Date: March 20, 2003                    By:/S/ Leonard S. Jacob, M.D., Ph.D.
                                           ---------------------------------
                                           Leonard S. Jacob, M.D., Ph.D.
                                           Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                       Title                               Date


/S/ Leonard S. Jacob, M.D., Ph.D.         Chairman and Chief            March 20, 2003
-------------------------------------
Leonard S. Jacob,  M.D., Ph.D.            Executive Officer and
                                          Director

/S/ Robert F. Apple                       Chief Operating and           March 20, 2003
-------------------------------------
Robert F. Apple                           Financial Officer

/S/ J. R. LeShufy                         Director                      March 20, 2003
-------------------------------------
J. R. LeShufy

/S/ Steven B. Ratoff                      Director                      March 20, 2003
-------------------------------------
Steven B. Ratoff

/S/ Norman D. Schellenger                 Director                      March 20, 2003
-------------------------------------
Norman D. Schellenger

/S/ Thomas P. Stagnaro                    Director                      March 20, 2003
-------------------------------------
Thomas P. Stagnaro

/S/ Robert A. Vukovich, Ph.D.             Director                      March 20, 2003
-------------------------------------=
Robert A. Vukovich, Ph.D.


                                  CERTIFICATION



     I, Leonard S. Jacob, M.D., Ph.D., certify that:

         1. I have reviewed this annual report on Form 10-K of InKine Pharmaceutical Company, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 20, 2003               /s/ Leonard S. Jacob, M.D., Ph.D.
                                    ---------------------------------
                                    Leonard S. Jacob, M.D., Ph.D.
                                    Chairman of the Board and
                                    Chief Executive Officer

                                  CERTIFICATION



     I, Robert F. Apple, certify that:

         1. I have reviewed this annual report on Form 10-K of InKine Pharmaceutical Company, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 20, 2003               /s/ Robert F. Apple
                                    -------------------
                                    Robert F. Apple
                                    Chief Operating and
                                    Financial Officer

                       INKINE PHARMACEUTICAL COMPANY, INC.


                                TABLE OF CONTENTS


                         PART II - FINANCIAL INFORMATION


                                                                         Page

Independent Auditors' Report ..........................................   F-2


Balance Sheets.........................................................   F-3


Statements of Operations...............................................   F-4


Statements of Changes in Shareholders' Equity (Deficit)................   F-5


Statements of Cash Flows...............................................   F-6


Notes to Financial Statements..........................................   F-7

                          Independent Auditors' Report



The Board of Directors and Shareholders
InKine Pharmaceutical Company, Inc.


We have audited the accompanying balance sheets of InKine Pharmaceutical Company, Inc. as of December 31, 2002 and 2001 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2002, the six-month period ended December 31, 2000 and for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InKine Pharmaceutical Company, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002, the six-month period ended December 31, 2000 and for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


/S/ KPMG LLP



Philadelphia, Pennsylvania
February 20, 2003

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               December 31, December 31,
                                                                  2002        2001
                                                                --------    --------
     ASSETS

Current assets:
     Cash and cash equivalents ................................ $ 12,151    $  7,379
     Short-term investments ...................................     --         4,787
     Accounts receivable ......................................      856         400
     Inventory ................................................      677         204
     Prepaid expenses and other current assets ................       87          89
                                                                --------    --------
         Total current assets .................................   13,771      12,859

Deposits and other assets .....................................       34         607
Fixed assets ..................................................      274         399
                                                                --------    --------
         Total assets ......................................... $ 14,079    $ 13,865
                                                                ========    ========
     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable ......................................... $    967    $  2,027
     Accrued expenses .........................................    3,222       1,523
     Line of credit ...........................................    4,444       2,401
                                                                --------    --------
         Total current liabilities ............................    8,633       5,951

Convertible notes (face value $13,000) ........................   11,657       9,801
                                                                --------    --------
         Total liabilities ....................................   20,290      15,752

Commitments and contingencies

Shareholders' deficit:
     Preferred stock, $.0001 par value; authorized 5,000,000
shares; none issued and outstanding ...........................     --          --
     Common stock, $.0001 par value; authorized 75,000,000
shares; issued 37,795,943 and 34,777,720 shares, respectively..        4           3
Less: common stock held in treasury (16,515 shares) ...........      (37)        (37)
Additional paid-in capital ....................................   64,222      58,302
Deferred compensation .........................................     --          (115)
Accumulated deficit ...........................................  (70,400)    (60,040)
                                                                --------    --------
         Total shareholders' deficit ..........................   (6,211)     (1,887)
                                                                --------    --------
         Total liabilities and shareholders' deficit .......... $ 14,079    $ 13,865
                                                                ========    ========



The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                                           Six-Months
                                                                                             Ended         Year Ended
                                                      Year Ended December 31,             December 31,       June 30,
                                                     -------------------------            ------------     -----------
                                                       2002             2001                  2000             2000
                                                     --------         --------            ------------      ----------

Product revenue .............................        $  7,488         $  4,338              $   --           $   --
Other revenue ...............................              64              523                  --               --
                                                     --------         --------              --------         --------
   Revenue ..................................           7,552            4,861                  --               --

Cost of goods sold ..........................           1,724            1,881                  --               --
                                                     --------         --------              --------         --------
   Gross profit .............................           5,828            2,980                  --               --

Cost and expenses:
   Research and development .................           3,259            5,361                 7,060            5,731
   Sales and marketing ......................           6,003            8,944                 1,457             --
   General and administrative ...............           2,249            3,689                 3,900            3,506
   Separation agreement and accelerated
        vesting of options ..................            --               --                    --                835
                                                     --------         --------              --------         --------
Operating expenses ..........................          11,511           17,994                12,417           10,072
                                                     --------         --------              --------         --------
   Loss from operations .....................          (5,683)         (15,014)              (12,417)         (10,072)

Interest income .............................             116              475                   471              399
Interest and other expense ..................            (877)            (645)                   (9)             (39)
Non-cash accretion, financing costs and cash
   premium ..................................          (3,916)             (74)                 --               --
                                                     --------         --------              --------         --------
       Net loss .............................        $(10,360)        $(15,258)             $(11,955)        $ (9,712)
                                                     ========         ========              ========         ========
       Net loss per share - basic and diluted        $  (0.30)        $  (0.45)             $  (0.36)        $  (0.36)
                                                     ========         ========              ========         ========

        Weighted average shares outstanding-
                       basic and diluted ....          34,965           34,285                33,254           27,300


The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                                      Common Stock          Additional                   Treasury Stock
                                   ------------------        Paid-In        Deferred     -------------------
                                   Shares     Amount        Capital      Compensation   Shares      Amount
                                   ------    --------       --------       --------       -----    --------
Balance - June 30, 1999            23,117    $      2       $ 31,427       $ (2,560)        (17)   $    (37)
Common stock issued pursuant to
    private placement ...........   5,147           1         12,649
Value of options, warrants and
    restricted stock granted ....                                320           (320)
Proceeds from options and
    warrants ....................   4,431                      3,822
Amortization of deferred
    compensation ................                                             2,407
Unrealized loss on investments ..
Net Loss ........................
                                   ------    --------       --------       --------       -----    --------
Balance - June 30, 2000 .........  32,695    $      3       $ 48,218       $   (473)        (17)   $    (37)
Value of options, warrants and
    restricted stock granted ....                              7,600         (7,600)
Proceeds from options and
    warrants ....................     927                        874
Vesting of restricted stock .....     119
Amortization of deferred
    compensation ................                                             7,222
Unrealized gain on investments ..
Net Loss ........................
                                   ------    --------       --------       --------       -----    --------
Balance - December 31, 2000 .....  33,741    $      3       $ 56,692       $   (851)        (17)   $    (37)
Common stock issued pursuant to
    convertible notes ...........      61                        275
Value of options, warrants and
    restricted stock granted ....                                622           (349)
Proceeds from options and
    warrants ....................     737                        713
Vesting of restricted stock .....     239
Amortization of deferred
    compensation ................                                             1,085
Net Loss ........................
                                   ------    --------       --------       --------       -----    --------
Balance - December 31, 2001 .....  34,778    $      3       $ 58,302       $   (115)        (17)   $    (37)
Common stock issued pursuant to
    private placement ...........   2,469           1          3,473
Common stock issued pursuant to
    convertible notes ...........     336                        598
Non-cash warrant costs and
    beneficial conversion charge.                              1,631
Proceeds from options and
    warrants ....................     213                        218
Amortization of deferred
    compensation ................                                               115
Net Loss ........................
                                   ------    --------       --------       --------       -----    --------
Balance - December 31, 2002 .....  37,796    $      4       $ 64,222       $    ---         (17)   $    (37)
                                   ======    ========       ========       ========       =====    ========


                       INKINE PHARMACEUTICAL COMPANY, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                      Unrealized                       Total
                                         Gain                       Shareholders'
                                      (Loss) on     Accumulated       Equity
                                      Investments      Deficit       (Deficit)
                                       --------       --------       --------
Balance - June 30, 1999                $     (4)      $ (23,115)     $  5,713
Common stock issued pursuant to
    private placement ...........                                      12,650
Value of options, warrants and
    restricted stock granted ....                                         ---
Proceeds from options and
    warrants ....................                                       3,822
Amortization of deferred
    compensation ................                                       2,407
Unrealized loss on investments ..            (6)                           (6)
Net Loss ........................                       (9,712)        (9,712)
                                       --------       --------       --------
Balance - June 30, 2000 .........      $    (10)      $(32,827)      $ 14,874
Value of options, warrants and
    restricted stock granted ....                                         ---
Proceeds from options and
    warrants ....................                                         874
Vesting of restricted stock .....                                         ---
Amortization of deferred
    compensation ................                                       7,222
Unrealized gain on investments ..            10                            10
Net Loss ........................                      (11,955)       (11,955)
                                       --------       --------       --------
Balance - December 31, 2000 .....      $    ---       $(44,782)      $ 11,025
Common stock issued pursuant to
    convertible notes ...........                                         275
Value of options, warrants and
    restricted stock granted ....                                         273
Proceeds from options and
    warrants ....................                                         713
Vesting of restricted stock                                               ---
Amortization of deferred
    compensation ................                                       1,085
Net Loss ........................                      (15,258)       (15,258)
                                       --------       --------       --------
Balance - December 31, 2001 .....      $    ---       $(60,040)      $ (1,887)
Common stock issued pursuant to
    private placement ...........                                       3,474
Common stock issued pursuant to
    convertible notes ...........                                         598
Non-cash warrant costs and
    beneficial conversion charge.                                       1,631
Proceeds from options and
    warrants ....................                                         218
Amortization of deferred
    compensation ................                                         115
Net Loss ........................                      (10,360)       (10,360)
                                       --------       --------       --------
Balance - December 31, 2002 .....      $    ---       $(70,400)      $ (6,211)
                                       ========       ========       ========



The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                           Six-Months
                                                                                             Ended           Year Ended
                                                           Years Ended December 31,       December 31,        June 30,
                                                       ------------------------------     ------------      ------------
                                                           2002              2001             2000              2000
                                                       ------------      ------------     ------------      ------------
Operating activities:
   Net loss .........................................  $    (10,360)     $    (15,258)    $    (11,955)     $     (9,712)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation....................................           168               167               63                99
     Amortization of deferred compensation ..........           115             1,085            1,167             2,407
     Non-cash accretion and debt modification .......         3,916                74              ---               ---
     Performance based stock expense ................           ---               ---            6,055               ---
     Loss on sale of fixed asset ....................           ---                 6              ---               ---
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable...............          (456)             (400)             ---               ---
     Decrease (increase) in inventory ...............          (473)              482             (686)              ---
     Decrease (increase) in prepaid expenses
         and other assets ...........................           297                47             (665)               22
     Increase (decrease) in accounts payable and
         accrued expenses ...........................         1,086             3,202               83              (909)
                                                       ------------      ------------     ------------      ------------
Net cash used in operating activities................        (5,707)          (10,595)          (5,938)           (8,093)

Investing activities:
     Purchases of investments .......................           ---            (5,280)          (4,774)          (14,446)
     Proceeds from maturities and sales of
           investments...............................         4,787             9,773            5,900             8,938
     Proceeds from sale of fixed asset...............           ---                12              ---               ---
     Capital expenditures ...........................           (43)             (133)            (182)             (231)
                                                       ------------      ------------     ------------      ------------
Net cash provided by (used in) investing activities..         4,744             4,372              944            (5,739)

Financing activities:
     Proceeds from sale of stock and exercise of
         options and warrants - net of expenses .....         3,692               713              874            16,472
     Net borrowings on line of credit ...............         2,043               649              731             1,021
     Proceeds from sale of convertible notes.........        13,000            10,000              ---               ---
     Redemption of convertible notes.................       (13,000)              ---              ---               ---
                                                       ------------      ------------     ------------      ------------
Net cash provided by financing activities ...........         5,735            11,362            1,605            17,493

Net increase (decrease) in cash and cash equivalents.         4,772             5,139           (3,389)            3,661

Cash and cash equivalents - beginning of period .....         7,379             2,240            5,629             1,968
                                                       ------------      ------------     ------------      ------------
Cash and cash equivalents - end of period ...........  $     12,151      $      7,379     $      2,240      $      5,629
                                                       ============      ============     ============      ============
Non cash:
     Stock issued pursuant to convertible notes .....  $        598      $        275     $        ---      $        ---
     Warrants issued in connection with
         convertible notes...........................         1,273               273              ---               ---
     Beneficial conversion feature...................           358               ---              ---               ---


The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY:

     InKine Pharmaceutical Company, Inc. (the "Company") is a biopharmaceutical company that was incorporated in May 1993. The Company's portfolio of product and product candidates includes Visicol(TM), a novel bowel-cleansing agent currently marketed for use prior to colonoscopy. The Company's portfolio also includes IBStat(TM), an antispasmodic product currently marketed to gastroenterologists and others for use as an immediately available acute care product for a variety of indications. The Company is also developing Colirest(TM), a steroid molecule, for the treatment of inflammatory bowel disease ("IBD"). The Company is focused on the diagnosis and treatment of cancer and autoimmune diseases, and has the additional strategy of acquiring drug candidates that are close to commercialization.

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

     The following table presents certain financial information for the twelve-months ended December 31, 2001 and 2000, and the six-months ended December 31, 2000 and 1999, respectively (in thousands, except per share amounts):

                                                 Years Ended December 31,       Six-Months Ended December 31,
                                             ------------------------------     ------------------------------
                                                  2001              2000             2000              1999
                                             ------------      ------------     ------------      ------------
                                                               (unaudited)                        (unaudited)
Product revenue............................. $      4,338      $        ---     $        ---      $        ---
Other revenue...............................          523               ---              ---               ---
                                             ------------      ------------     ------------      ------------
   Revenue..................................        4,861               ---              ---               ---
Cost of goods sold..........................        1,881               ---              ---               ---
                                             ------------      ------------     ------------      ------------
   Gross profit.............................        2,980               ---              ---               ---

Research and development....................        5,361             9,397            7,060             3,395
Sales and marketing.........................        8,944             1,457            1,457               ---
General and administrative..................        3,689             5,509            3,900             1,897
Separation agreement and accelerated
   vesting of options.......................          ---               ---              ---               835
                                             ------------      ------------     ------------      ------------
   Operating Expenses.......................       17,994            16,363           12,417             6,127
                                             ------------      ------------     ------------      ------------
     Loss from operations...................      (15,014)          (16,363)         (12,417)           (6,127)

Interest income.............................          475               726              471               144
Interest and other expense..................         (645)              (47)              (9)              ---
Non-cash accretion and debt modification....          (74)              ---              ---               ---
                                             ------------      ------------     ------------      ------------
     Net loss............................... $    (15,258)     $    (15,684)    $    (11,955)     $     (5,983)
                                             ============      ============     ============      ============
     Net loss per share - basic and diluted. $      (0.45)     $      (0.50)    $      (0.36)     $      (0.24)
                                             ============      ============     ============      ============
     Weighted average shares outstanding -
         basic and diluted..................       34,285            31,586           33,254            24,678



     Cash and Cash Equivalents -- The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

     Short-term Investments -- Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. The Company generally holds investments to maturity, however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of Shareholders' Equity.

     Inventories -- Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market.

     Concentration of Credit -- The Company invests generally in securities of the U.S. Treasury, U.S. government agencies, and U.S. government security-based money market funds. The Company has not experienced any losses on its investments. The Company has an exposure to credit risk in its trade accounts receivable from sales of Visicol(TM) and IBStat(TM). The Company sells its products to wholesalers and large drug store chains located primarily in the United States.

     Deposits and Other Assets -- A deposit was made for leased office space that will be refunded in full at the end of the lease term. Other assets for 2001 were deferred financing costs related to the Company's then outstanding June 2003 convertible notes.

     Fixed Assets and Depreciation -- Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, including: (i) three years for computers/software; (ii) five years for office equipment and manufacturing equipment (located at the Company's contract manufacturer); and (ii) seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

     Impairment of Long-Lived Assets -- In accordance with SFAS No. 144, long-lived assets, such as fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

     The Company generally recognizes revenue upon shipment of the product. For IBStat(TM), the Company recognizes revenue based on prescription data. This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated. Revenue from service obligations is recognized when the services have been performed. Any revenues from research and development arrangements are recognized pursuant to the terms of the related agreements as work is performed, or as milestones are achieved.

     Research and Development -- Research and development costs are expensed as incurred.

     Stock Based Compensation -- The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" The Company accounts for stock-based compensation granted to non-employees based on the fair value of the consideration received or the fair value of instrument issued, whichever is more reliably measurable. The fair value is amortized over the period of the respective services provided.

     Under the Company's employee stock compensation plans, the Company generally grants employees and outside directors stock options at an exercise price equal to the fair market value as of the date of grant. No compensation is recorded with respect to such stock option grants. Compensation expense with respect to restricted stock awards and performance-based stock options are charged to expense over the vesting period or the measurement date, respectively. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all of the outstanding and unvested awards in each period (in thousands, except per share data).



                                                                                      For the        For the Year
                                                                                 Six-Months Ended       Ended
                                            For the Years Ended December 31        December 31,        June 30,
                                            -------------------------------      -----------------   ------------
                                                2002                2001               2000              2000
                                                ----                ----               ----              ----

Net Loss              As reported            $(10,360)           $(15,258)           $(11,955)         $(9,712)

                      Pro forma              $(13,714)           $(18,065)           $(12,523)         $(10,111)
Net Loss Per
   Share-basic and
   diluted            As reported             $(0.30)             $(0.45)             $(0.36)           $(0.36)

                      Pro forma               $(0.39)             $(0.53)             $(0.38)           $(0.37)

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

     Loss Per Share -- The Company calculates its loss per share under the provisions of SFAS No. 128, "Earnings Per Share." SFAS 128 requires a dual presentation of "basic" and "diluted" loss per share on the face of the income statement. Basic loss per share is computed by dividing loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. Only basic loss per share amounts have been presented on the face of the statements of operations as the inclusion of incremental shares would have been anti-dilutive.

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

3. ACCOUNTS RECEIVABLE:

     Accounts receivable balances consist of the following (in thousands):

                                                 December 31,      December 31,
                                                    2002              2001
                                                -------------     ------------
Accounts receivable - gross...................  $       888       $       412
Less: allowance for cash discounts............          (32)              (12)
                                                -----------       -----------
     Accounts receivable......................  $       856       $       400
                                                ===========       ===========

4. INVESTMENTS:

     The Company invests in U.S. Treasury and U.S. Government agency securities. Excess cash is invested on a short-term basis in U.S. government based money market funds. The Company had no unrealized losses at December 31, 2002 and 2001. The Company has not realized any losses on its investments.

5. INVENTORIES:

     Inventories balances consist of the following (in thousands):

                                                 December 31,      December 31,
                                                    2002              2001
                                                -------------     ------------
Raw materials.................................  $       114       $       137
Work in process...............................          357               ---
Finished goods................................          206                67
                                                -----------       -----------
     Inventory................................  $       677       $       204
                                                ===========       ===========


6. FIXED ASSETS:

      Fixed assets are stated at cost and consist of the following (in thousands):

                                                 December 31,      December 31,
                                                    2002              2001
                                                -------------     ------------
Manufacturing equipment.......................  $       220       $       220
Office equipment and furniture................          532               489
                                                -----------       -----------
Total.........................................          752               709
Less accumulated depreciation.................         (478)             (310)
                                                -----------       -----------
     Fixed assets, net........................  $       274       $       399
                                                ===========       ===========

7. Accrued Expenses:

     Accrued expenses consist of the following (in thousands):

                                                 December 31,      December 31,
                                                      2002             2001
                                                -------------     -------------
Sales and marketing costs...................... $     1,632       $       604
Deferred revenue...............................         524               ---
Financing costs................................         310               ---
Research and development costs.................         256               ---
Allowance for returns and third-party rebates..         168               534
Payroll and severance costs....................         154               165
Professional fees..............................         105               170
Interest.......................................          54                23
Other..........................................          19                27
                                                -----------       -----------
     Accrued expenses.......................... $     3,222       $     1,523
                                                ===========       ===========


8. DEFERRED REVENUE:

     For IBStat(TM), the Company recognizes revenue based on prescription data. This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated. As a result, the Company has recorded deferred revenue of $524,000 that was included in accrued expenses on the balance sheet as of December 31, 2002.

9. ALLOWANCE FOR SALES RETURNS:

     The Company maintains allowances for potential future sales returns. These allowances are evaluated on a quarterly basis based on product characteristics, industry averages, wholesaler stocking patterns, and prescription trends. At December 31, 2002 and 2001, the Company had returns allowances of $149,000 and $441,000, respectively, that was included in accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance:

                                                 December 31,      December 31,
                                                      2002             2001
                                                -------------     -------------
Beginning allowance for sales returns.......... $       441       $       ---
Provision for estimated sales returns..........         581               524
Actual sales returns...........................        (873)              (83)
                                                -----------       -----------
     Ending allowance for sales returns........ $       149       $       441
                                                ===========       ===========



10. LINE OF CREDIT:

     The Company has a $7,500,000 line of credit with a financial institution. Under the terms of this arrangement, the Company makes monthly interest-only payments at a variable per annum rate of 2.20%, plus the 30-day Dealer Commercial Paper Rate, with principal due on January 31, 2004. The Company maintains investments of at least 100% of the amount outstanding at the institution as collateral for the line of credit. At December 31, 2002 and 2001, $4,444,000 and $2,401,000, respectively, was outstanding under this line of credit at average interest rates of 3.88% and 6.06%, respectively.

11.   CONVERTIBLE SUBORDINATED NOTES:

     In June 2001, the Company completed a private placement of $10,000,000 of 5.50% convertible notes due June 2003 together with 265,487 warrants. The notes were convertible into the Company's common stock at a conversion price of $4.52 per share and the warrants have an exercise price of $5.42 per share. In accordance with APB Opinion No. 14, the Company allocated the fair value of the proceeds to the debt and warrants issued. The warrants were valued at $281,000 using the Black-Scholes valuation methodology. The allocation was determined based upon the relative fair values of the two securities at the time of issuance. In addition, the Company incurred debt issuance costs of $788,000 that were deferred and included in deposits and other assets on the balance sheet.

     In October 2002, the Company amended its then outstanding June 2003 convertible notes. Pursuant to the amendment, the terms of the notes were revised to remove the requirement that the Company's common stock be listed on the Nasdaq National Market. As consideration for the amendment, the Company paid a fee of $150,000, increased the coupon to 10.0%, added a redemption premium of 30% and issued to the noteholders additional warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $1.00 per share, subject to adjustment in certain circumstances. As a result of the amendment, the Company incurred a $278,000 non-cash charge resulting from acceleration of the amortization of deferred financing costs. The warrants issued in connection with the amendment were valued at $210,000 using the Black-Scholes valuation methodology and were to be amortized over the remaining life of the notes. In addition, the 30% premium was to be amortized over the remaining life of the notes.

     In December 2002, the Company completed a $13,000,000 private placement of June 2005 convertible notes together with 2,459,460 warrants. Proceeds from the placement were used to redeem the Company's then outstanding June 2003 convertible notes. The June 2005 notes are convertible into the Company's common stock at a conversion price of $1.85 per share and the warrants, which are not exercisable for one year, also have an exercise price of $1.85 per share. The notes have redemption provisions requiring the Company to pay a 25% premium if the notes are not converted by the maturity date and a 30% premium if an early redemption or change in control were to occur. In accordance with APB Opinion No. 14, the Company allocated the fair value of the proceeds to the debt and warrants issued. The warrants were valued at $1,061,000 using the Black-Scholes valuation methodology. The allocation was determined based upon the relative fair values of the two securities at the time of issuance. Since the fair value of the proceeds that were allocated to the convertible notes was less than the fair value of the Company's common stock as of the commitment date, in accordance with the Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the carrying value of the notes was further reduced by a beneficial conversion feature of $359,000. The combination of the maturity premium, the warrant debt discount and the beneficial conversion feature represents potential future non-cash accretion charges and premium accruals of $4,670,000 that will be amortized over the life of the June 2005 convertible notes on the effective interest method. The amortization of these charges will be reflected in the other income and expense section of the Company's statement of operations. The Company has an effective registration statement for the resale of the common stock issuable upon conversion of the notes and exercise of the warrants. When considering the amortization of the non-cash accretion along with the coupon interest rate associated with the June 2005 notes, the effective interest rate on this note payable is approximately 24.37%. At December 31, 2002, the Company had $13,000,000 of these notes outstanding, which includes $54,000 of premium accretion and is net of $1,044,000 and $353,000 of warrant debt discount and beneficial conversion feature, respectively, resulting on a net balance of $11,657,000.

     As a result of the extinguishment of the June 2003 convertible notes the Company incurred $3,916,000 in debt modification charges. These charges include the redemption premium of $3,000,000, warrant debt discount acceleration and the write-off of deferred financing costs. The charges have been included, along with the non-cash accretion and premium charges associated with the June 2005 convertible notes, in the other income and expense section of the Company's statement of operations.

12.   SHAREHOLDERS' EQUITY (DEFICIT):

     Preferred Stock

     The Company's certificate of incorporation provides the board of directors the power to issue shares of preferred stock without shareholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock, and the board of directors has the power to determine these voting rights.

     Common Stock

     In November 1997, the Company completed a private placement of 17,000,000 shares of common stock, together with warrants, with net proceeds to the Company of approximately $15.8 million.

     Also, in November 1997, in connection with the purchase of certain technologies 875,000 shares of common stock were issued.

     In September 1999, the Company completed a private placement of 2,307,691 shares of common stock, together with warrants, as described below, with net proceeds to the Company of $2,750,000.

     In May 2000, the Company completed a private placement of 2,838,871 shares of common stock, together with warrants, as described below, with net proceeds to the Company of $9,900,000.

     In December 2002, the Company completed a private placement of 2,469,032 shares of common stock, together with warrants, as described below, with net proceeds to the Company of $3,474,000.

     Throughout year ended June 30, 2000, the Company issued approximately 4,431,000 shares of common stock from the exercise of warrants and stock options with net proceeds to the Company of $3,822,000.

     Throughout the six-months ended December 31, 2000, the Company issued approximately 1,046,000 shares of common stock from the exercise or vesting of warrants, stock options and restricted stock with net proceeds to the Company of $874,000.

     Throughout the year ended December 31, 2001, the Company issued approximately 976,000 shares of common stock from the exercise or vesting of warrants, stock options, and restricted stock with net proceeds to the Company of $713,000. In addition, the Company issued approximately 61,000 shares of common stock in connection with the Company's then outstanding June 2003 convertible notes.

     Throughout the year ended December 31, 2002 the Company issued approximately 213,000 shares of common stock from the exercise of warrants and stock options with net proceeds to the Company of $218,000. In addition, the Company issued approximately 336,000 shares of common stock in connection with the Company's then outstanding June 2003 convertible notes.

Warrants

     In connection with the September 1999 private placement of common stock, the Company issued warrants to the investors to purchase an aggregate of 761,538 shares of common stock. The warrants are exercisable at $1.78 per share and expire in September 2003. At December 31, 2002, 407,692 of these warrants are outstanding.

     In connection with the May 2000 private placement of common stock, the Company issued warrants to the placement agents to purchase an aggregate of 283,887 shares of common stock, exercisable at $5.13 per share. These warrants expire in May 2005. At December 31, 2002, 283,887 of these warrants are outstanding.

     In connection with the June 2001 private placement of June 2003 convertible notes, the Company issued warrants to the noteholders to purchase an aggregate of 265,487 shares of common stock, exercisable at $5.42 per share. These warrants expire in June 2003. At December 31, 2002, 265,487 of these warrants are outstanding.

     In connection with the October 2002 amendment of the June 2003 convertible notes, the Company issued warrants to the noteholders to purchase an aggregate of 500,000 shares of common stock, exercisable at $1.00 per share. These warrants expire in October 2007. At December 31, 2002, 500,000 of these warrants are outstanding.

     In connection with the December 2002 private placement of the June 2005 convertible notes, the Company issued warrants to the noteholders to purchase an aggregate of 2,459,460 shares of common stock, exercisable at $1.85 per share. These warrants expire in December 2007. At December 31, 2002, 2,459,460 of these warrants are outstanding.

     In connection with the December 2002 private placement of common stock, the Company issued warrants to the investors and placement agent to purchase an aggregate of 964,160 shares of common stock, exercisable at $1.85 per share. These warrants expire in December 2007. At December 31, 2002, 964,160 of these warrants were issued.

     Treasury Stock

     In May 1997, a shareholder/officer transferred to the Company 16,515 shares of common stock previously issued in payment of accrued salary; such transfer was made in satisfaction of obligations to the Company arising from the payment of withholding tax relating to the issuance. The Company is holding the repurchased shares as treasury shares.

     Stock Option Plans

     In October 1997, the shareholders of the Company approved an amendment to the 1993 Stock Option Plan (the "1993 Plan"), which as amended provides for the granting of up to 4,200,000 shares of common stock, pursuant to which directors, employees, non-employees, consultants and advisors are eligible to receive stock options. Options granted under the 1993 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.

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

     In November 1999, the shareholders approved and in November 2000 and May 2001, the shareholders amended the InKine Pharmaceutical Company, Inc. 1999 Equity Compensation Plan (the "1999 Plan") which as amended provides for grants of stock options and restricted stock of up to 4,000,000 shares of common stock to selected employees and non-employee directors of the Company. Options granted under the 1999 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on the date of grant.

     In addition to the shares of common stock issuable upon exercise of options granted under the Company's stock option plans, 2,056,773 shares of common stock are issuable upon exercise of outstanding options granted to an officer and a consultant in 1997 pursuant to other written agreements. The exercise price for these options was set by the Board of Directors, or a committee designated by the Board, based upon an evaluation of the fair market value of the Company's common stock on the date of grant. The options vest over various periods, not exceeding three years, and expire no later than ten years from the date of grant.

     A summary of the status of the Company's stock options as of December 31, 2002, 2001 and 2000, and June 30, 2000, and changes during the periods ending on those dates is presented below (in thousands, except per share data):


                                                                          Six-Months Ended
                                    Year Ended December 31,                 December 31,        Year Ended June 30,
                            ----------------------------------------     ------------------     -------------------
                                  2002                   2001                   2000                   2000
                            ------------------    ------------------     ------------------     ------------------
                                      Weighted              Weighted               Weighted               Weighted
                                       Average               Average                Average                Average
                            Shares    Exercise    Shares    Exercise     Shares    Exercise     Shares    Exercise
Options                     (000)       Price      (000)      Price       (000)      Price       (000)      Price
-------                     -----       -----      -----      -----       -----      -----       -----      -----
Outstanding at
   beginning of period..    6,589       $2.16      6,443      $2.09       6,661      $1.30        8,246     $0.92

Granted.................    1,744       $1.08      1,116      $2.82        809       $7.10          962     $3.58

Exercised...............    (254)       $1.09      (596)      $1.23       (827)      $0.82       (2,420)    $0.92

Forfeited...............    (638)       $2.76      (374)      $4.52       (200)      $1.00         (127)    $0.72
                            ----                   ----                   ----                    -----
Outstanding at end of
   period...............    7,441       $1.88      6,589      $2.16       6,443      $2.09        6,661     $1.30

Exercisable at end of
   period...............    5,006       $1.69      4,764      $1.64       4,486      $1.28        4,100     $0.86

     The following table summarizes information about stock options outstanding at December 31, 2002 (in thousands, except per share data):


                                                  Options Outstanding                        Options Exercisable
                                   -------------------------------------------------   ------------------------------
                                     Options     Weighted Average                        Options
           Range of                Outstanding      Remaining       Weighted Average   Exercisable   Weighted Average
        Exercise Prices            at 12/31/02   Contractual Life    Exercise Price    at 12/31/02    Exercise Price
        ---------------            -----------   ----------------   ----------------   -----------   ----------------

$0.61-$3.00...............            5,960         6.63 years           $0.99            4,202            $0.95

$3.01-$6.00...............              927         7.66 years           $4.09              525            $4.40

$6.01-$8.50...............              554         7.91 years           $7.77              279            $7.77
                                      -----                                               -----
$0.61-$8.50...............            7,441         6.85 years           $1.88            5,006            $1.69


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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                             For the
                                                                           Six-Months     For the Year
                                             For the Years Ended             Ended           Ended
                                                December 31,              December 31,      June 30,
                                           ----------------------         ------------    ------------
                                           2002              2001             2000            2000
                                           ----              ----             ----            ----
Range of risk free interest rates.        1.61%             3.57%            6.24%            5.5%
Dividend yield....................           0%                0%               0%              0%
Volatility factor.................         223%              202%             172%            159%
Expected life of options (in years)          5                 5                5               5

     The weighted average fair value of options granted was $1.07 and $3.22 for the years ended December 31, 2002 and 2001, respectively, $6.77 for the six-months ended December 31, 2000 and $2.80 for the year ended June 30, 2000. At December 31, 2002, there were 1,450,000 options available for issuance in connection with the Company's stock option plans.

     Restricted Stock

     In connection with the 1999 Plan, the Company is authorized to award shares of restricted stock. The maximum number of restricted shares issuable or transferable under the amended 1999 Plan is 25% of the aggregate number of shares issuable or transferable under the amended 1999 Plan. During the year ended December 31, 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000, 35,000, 100,000 and 228,000 shares, respectively, of restricted common stock were awarded to selected employees and non-employee directors of the Company. No such shares were awarded during the year ended December 31, 2002. The restriction period for restricted stock awards were either a one to two year vesting period or upon the attainment of certain business related milestones, commencing from the grant date.

     During the six-months ended December 31, 2000, the Company incurred approximately $754,000 of performance based stock expense resulting from the attainment of certain milestones that triggered the removal of restrictions on restricted stock awards granted in connection with the Company's equity compensation plans.

13.   INCOME TAXES:

     The Company has approximately $47,063,000 of net operating loss, or NOL, carryforwards available to offset future federal taxable income and approximately $41,999,000 of net operating loss carryforwards available to offset future state taxable income subject to a $2,000,000 annual limitation. The NOL carryforwards are subject to examination by the tax authorities and expire in various years from 2005 through 2023. The NOL carryforward differs from the accumulated deficit due principally to differences in the recognition of certain research and development expenses for financial and federal income tax reporting. The Company is also entitled to approximately $1,541,000 of research and experimentation credits to offset future federal income tax liability and approximately $45,000 of research and experimentation credits to offset state income or franchise tax liability.

     The Tax Reform Act of 1986 contains provisions that may limit the NOL and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three year period results in an annual limitation on that company's ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change. The rules providing for the definition of an ownership change are complex and a study needs to be performed to determine if the Company has undergone a change in ownership. The Company believes that it has undergone an ownership change and is subject to an annual limitation on the use of its NOL carryforwards pursuant to these provisions. The Company's NOL carryforwards and temporary differences represent a previously unrecognized tax benefit. Recognition of these benefits requires future income. Because the attainment of future income is uncertain, the Company has established a valuation allowance, which increased by approximately $3,557,000 during the year ended December 31, 2002, for the entire amount of the tax benefit.

    Significant components of the Company's deferred tax assets as of December 31, 2002 and 2001 are as follows (in thousands):

                                                   December 31,    December 31,
                                                       2002            2001
                                                   ------------    ------------
Net operating loss carryforwards and credits....    $  20,096        $  16,095
Research and development costs..................       10,646           11,867
Other...........................................        1,359              582
                                                    ---------        ---------
      Net deferred tax assets...................       32,101           28,544
Valuation allowance for deferred tax assets.....      (32,101)         (28,544)
                                                    ---------        ---------
     Total deferred tax assets..................    $     ---        $     ---
                                                    =========        =========

14.  401(k) PLAN

     The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. During the years ended December 31, 2002 and 2001, the six-months ended December 31, 2000 and the year ended June 30, 2000, the Company provided a contribution equal to 50% of the first 4% contributed by the employee. An expense of approximately $29,000, $37,000, $15,000, and $26,000 was recognized for the same periods, respectively. During the year ended December 31, 2002, the Company also provided a discretionary matching contribution totaling $15,000 paid entirely from plan forfeitures.

15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

License Agreements

     The Company's rights to Visicol(TM), Colirest(TM) and Hematrol(TM) are held pursuant to license agreements. In addition, the Company anticipates entering into licenses for other product candidates and technologies that may be limited in scope and duration, and may authorize the development and marketing of specified licensed products or technologies for a limited period of time. The license agreements may be terminated prior to their expiration date under certain circumstances, including the Company's failure to comply with product development commitments specified therein.

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

     The ALW License, entered into February 1997, which covers Visicol(TM), may be terminated by the licensor if the Company fails to pay, commencing in February 2003, minimum royalties of $100,000 per year whether or not any sales have occurred. In addition, the Company's rights under the ALW License will no longer be exclusive, and the minimum royalty payment will no longer be due (although decreased actual royalty payments will be due) if there is no valid or enforceable patent on Visicol(TM) or any other product under the ALW License.

     Terms of the November 6, 1997 acquisition of the receptor based technologies from which Colirest(TM) and Hematrol(TM) are derived, the Company could be required to pay the CorBec shareholders an aggregate of $750,000 and issue to them an aggregate of 750,000 shares of common stock. Additional cash payments in the aggregate amount of $16,580,000 and additional issuances of an aggregate of 720,000 shares of common stock are to be made upon the achievement of the following milestones and targets: (i) $500,000 and 180,000 shares upon the Company's receipt of a letter of approval from the FDA allowing for the commercial sale of CBP-1011 (the compound from which Hematrol(TM) and Colirest(TM) are derived); (ii) 80,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $20,000,000; (iii) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from CBP-1011 equals or exceeds $30,000,000; (iv) 180,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $40,000,000; (v) $500,000 and 30,000 shares upon the Company's filing of an IND with the FDA with respect to a second generation compound (a "Second Drug"); (vi) $80,000 upon the successful completion of Phase II clinical trials with respect to a Second Drug; (vii) 120,000 shares upon the Company's filing of an NDA with respect to a Second Drug; (viii) $500,000 and 130,000 shares upon receipt of a letter of approval from the FDA allowing for the commercial sale of a Second Drug; and (ix) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from the Second Drug equals or exceeds $75,000,000.

     In February 2001, the Company entered into an agreement with Morton Grove Pharmaceuticals to develop, and manufacture IBStat(TM), an immediate release antispasmodic product. IBStat(TM) will be marketed to gastroenterologists for use as an acute care product for a variety of indications, including spasm of the colon. Under the agreement, Morton Grove Pharmaceuticals will develop and supply the product and the Company will market and sell IBStat(TM) through its commercial operations.

     In September 2001, the Company entered into an license agreement with Zeria Pharmaceutical Company, Ltd. of Tokyo, Japan to develop, manufacture, market and sell Visicol(TM) for use in Japan. Under the agreement, Zeria will develop Visicol(TM) as a bowel cleansing agent. As compensation for the license granted to Zeria, the Company received an up-front license fee of $500,000 and will receive an additional $2,000,000 in fixed license fees upon the attainment of certain development milestones. In addition, the Company will receive royalty payments based on net sales of Visicol(TM) in Japan. Zeria is responsible for all development costs.

     The Company entered into a license agreement in September 2002 with Global Damon Pharm., a multi-national pharmaceutical company of Seoul, Korea, to develop, register, market and sell Visicol(TM) for use in Korea. As compensation for the license granted, Global Damon is to pay an upfront milestone payment with additional payments due based on future milestones and sales in Korea. To date, Global Damon has not paid the upfront payment and is therefore in default under the license agreement. The Company is currently looking for a new partner to replace Global Damon in the event that Global Damon does not honor their contract with us.

    In July 2002, the Company granted ZaBeCor Pharmaceutical Company the exclusive right to develop, manufacture, market and sell products and technologies covered by Company owned patents relating to inflammatory disease. As compensation for the license granted to ZaBeCor, the Company received a percentage ownership in ZaBeCor, subject to adjustment in the event that ZaBeCor were to receive additional funding. Additionally, ZaBeCor shall pay the Company a royalty based on net sales of all products discovered or developed by ZaBeCor or its partners. ZaBeCor will be responsible for all development costs. The Company, however, will retain all rights to Colirest(TM) and Hematrol(TM).

     The termination of any license or the loss of exclusivity thereunder could have a material adverse effect on the Company's business, financial condition and results of operations.

     Rent

     In November 2000, the Company entered into a five-year lease for office space of approximately 8,000 square feet, in Blue Bell, Pennsylvania. In April 2002, the Company entered into a two-year lease for warehouse space of approximately 1,600 square feet, in Norristown, Pennsylvania. Minimum annual rent payments under these leases are as follows:


                  2003      $    228,000
                  2004           219,000
                  2005           181,000
                            ------------
                            $    628,000
                            ============

     Rent expense was approximately $221,000, $205,000, $79,000 and $108,000 for the years ended December 31, 2002 and 2001, the six-month period ended December 31, 2000 and the year ended June 30, respectively.


16.  INTERIM FINANCIAL RESULTS (UNAUDITED):

     The following tables set forth certain unaudited financial information for each of the quarters in the years ended December 31, 2002 and 2001. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. (in thousands, except per share amounts.)

                                                                        Three-Month Periods Ended
                                                ---------------------------------------------------------------------------
                                                   March 31,           June 30,          September 30,      December 31,
                                                     2002                2002                2002               2002
                                                ----------------    ----------------    ----------------   ----------------
Revenue......................................  $            977    $          2,007    $          2,222   $          2,346
Cost of goods sold...........................               285                 504                 445                490
Gross profit.................................               692               1,503               1,777              1,856
Research and development.....................             1,602                 870                 459                328
Sales and marketing..........................             1,030               1,350               1,698              1,925
General and administrative...................               593                 577                 541                538
Loss from operations.........................            (2,533)             (1,294)               (921)              (935)
Net loss.....................................  $         (2,777)   $         (1,555)   $         (1,477) $          (4,551)
Net loss per share - basic and diluted.......  $          (0.08)   $          (0.04)   $          (0.04) $           (0.13)

                                                                        Three-Month Periods Ended
                                              ------------------------------------------------------------------------------
                                                   March 31,           June 30,          September 30,      December 31,
                                                      2001               2001                2001               2001
                                                ----------------    ----------------    ----------------   ----------------
Revenue......................................  $          1,601    $          1,754    $            965   $            541
Cost of goods sold...........................               767                 657                 226                231
Gross profit.................................               834               1,097                 739                310
Research and development.....................               894               1,045               1,576              1,846
Sales and marketing..........................             1,917               2,310               2,732              1,985
General and administrative...................             1,015                 969                 887                818
Loss from operations.........................            (2,992)             (3,227)             (4,456)            (4,339)
Net loss.....................................  $         (2,879)   $         (3,201)   $         (4,623) $          (4,555)
Net loss per share - basic and diluted.......  $          (0.08)   $          (0.09)   $          (0.13) $           (0.13)

                                  EXHIBIT INDEX


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

4.3               Form of Common Stock Purchase Warrant, dated June 15, 2001. (In accordance with Item 601 of Regulation
                  S-K, similar warrants granted to investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor.) (Exhibit 4.4)(5)

4.4               Form of Common Stock Purchase Warrant, dated October 1, 2002. (In accordance with Instruction 2 to
                  Item 601 of Regulation S-K, similar warrants granted to the investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor).
                  (Exhibit 4.5)(6)

4.5               Securities Purchase Agreement, among InKine Pharmaceutical Company, Inc., S.A.C. Capital Associates,
                  LLC, SDS Merchant Fund, L.P., Royal Bank of Canada, through RBC Dominion Securities Corporation as its agent, Solomon Strategic Holdings, Inc., and Tail Wind Fund, Ltd. dated as of December 16, 2002. (In accordance with Item 601 of Regulation S-K, the schedules and certain exhibits have been omitted. They are available upon request. (Exhibit 4.1)(7)

4.6               Registration Rights Agreement, among InKine Pharmaceutical Company, Inc., S.A.C. Capital Associates,
                  LLC, Royal Bank of Canada, through RBC Dominion Securities Corporation as its agent, Solomon Strategic
                  Holdings, Inc., and Tail Wind Fund, Ltd. dated as of December 17, 2002. (Exhibit 4.2)(7)

4.7               Security Agreement, among InKine Pharmaceutical Company, Inc., S.A.C. Capital Associates, LLC, Royal
                  Bank of Canada, through RBC Dominion Securities Corporation as its agent, Solomon Strategic Holdings,
                  Inc., and Tail Wind Fund, Ltd. dated as of December 17, 2002. (Exhibit 4.3)(7)

4.8               Form of Convertible Senior Secured Notes due June 2005. (In accordance with Item 601 of Regulation
                  S-K, similar notes issued to the investors have not been filed because they are identical in all material respects). (Exhibit 4.4)(7)

4.9               Form of Common Stock Purchase Warrant, dated December 17, 2002. (In accordance with Item 601 of
                  Regulation S-K, similar warrants granted to the investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor).
                  (Exhibit 4.5)(7)

10.1              Employment Agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, dated November
                  6, 1997. (Exhibit 10.4)(8)



10.2              Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6,
                  1997, issued to Leonard S. Jacob. (Exhibit 10.6)(8)

10.3              Employment Agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November
                  2, 1998. (Exhibit 10.6)(9)

10.4              Stock Option Plan, as amended. (Exhibit 99)(10)

10.5              1997 Consultant Stock Option Plan. (Exhibit 99)(11)

10.6              Form of Stock Option Agreement. (Exhibit 10(b))(12)

10.7              License Agreement with ALW Partnership. (Exhibit 10(1))(13)

10.8              Form of Option granted to Partners of ALW Partnership. (Exhibit 10(n))(13)

10.9              Amendment to Employment Agreement, dated November 4, 1999, between the Company and Leonard S. Jacob.
                  (Exhibit 10.18)(14)

10.10             1999 Equity Compensation Plan (Exhibit 99)(15)

23*               Consent of KPMG LLP.

99.1*             Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

99.2*             Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------

*                 Filed herewith.

(1)               Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, with the Securities and Exchange Commission (SEC File No. 000-24972).

(2)               Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, with the Securities and Exchange Commission (SEC File No. 000-24972).

(3)               Filed as an Exhibit to InKine's Form S-3 (SEC File No. 333-89365), dated October 20, 1999, with the
                  Securities and Exchange Commission.

(4)               Filed as an Exhibit to InKine's Form S-3 (SEC File No. 333-37254), dated May 17, 2000, with the
                  Securities and Exchange Commission.

(5)               Filed as an Exhibit to InKine's Current Report on Form 8-K dated June 15, 2001, with the Securities and Exchange Commission (SEC File No. 000-24972).

(6)               Filed as an Exhibit to InKine's Current Report on Form 8-K dated October 1, 2002, with the Securities and Exchange Commission (SEC File No. 000-24972).

(7)               Filed as an Exhibit to InKine's Current Report on Form 8-K dated December 17, 2002, with the
                  Securities and Exchange Commission (SEC File No. 000-24972).


(8)               Filed as an Exhibit to InKine's Current Report on Form 8-K, dated November 6, 1997 (as amended by Form
                  8-K/A filed on December 3, 1997), with the Securities and Exchange Commission (SEC File No.
                  000-24972).

(9)               Filed as an Exhibit to InKine's Annual Report on Form 10-K for the year ended June 30, 1999, with the
                  Securities and Exchange Commission (SEC File No. 000-24972).

(10)              Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-58063), dated June 29, 1998, with the
                  Securities and Exchange Commission.

(11)              Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-58065) dated June 29, 1998, with the
                  Securities and Exchange Commission.

(12)              Filed as an Exhibit to InKine's Annual Report on Form 10-KSB for the year ended June 30, 1995, with the Securities and Exchange Commission (SEC File No. 000-24972).

(13)              Filed as an Exhibit to InKine's Current Report on Form 8-K dated February 14, 1997, with the
                  Securities and Exchange Commission (SEC File No. 000-24972).

(14)              Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, with the Securities and Exchange Commission (SEC File No. 000-24972).

(15)              Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-47088) dated September 29, 2000, with the
                  Securities and Exchange Commission.