Form 10-Q
period 2003-03-31
INKINE PHARMACEUTICAL CO INC
filed 2003-05-09
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2003


                           Commission File No. 0-24972



                       INKINE PHARMACEUTICAL COMPANY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            New York                                      13-3754005
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                            1787 Sentry Parkway West
                             Building 18, Suite 440
                               Blue Bell, PA 19422
                    ----------------------------------------
                    (Address of principal executive offices)

                                  215-283-6850
                         -------------------------------
                         (Registrant's telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).    YES _____ NO __X__


         At May 5, 2003, the registrant had outstanding 37,779,428 shares of common stock, par value $.0001 per share.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                      INDEX



                                                                                                                   Page
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  BALANCE SHEETS - as of March 31, 2003 (unaudited) and
                  December 31, 2002..............................................................................    3

                  STATEMENTS OF OPERATIONS (unaudited) - for the Three-Months
                  Ended March 31, 2003 and 2002..................................................................    4

                  STATEMENTS OF CASH FLOWS (unaudited) - for the Three-Months Ended March 31, 2003 and
                  2002...........................................................................................    5

                  NOTES TO FINANCIAL STATEMENTS (unaudited)......................................................    6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...........................................................    8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks....................................   18

         Item 4.  Controls and Procedures........................................................................   18

PART II - OTHER INFORMATION......................................................................................   19

         Item 6.  Exhibits and Reports on Form 8-K...............................................................   19

SIGNATURES.......................................................................................................   20

CERTIFICATIONS...................................................................................................   21

EXHIBITS INDEX...................................................................................................   23


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS

               (in thousands, except share and per share amounts)


                                                                                March 31, 2003       December 31, 2002
                                                                                --------------       -----------------
         ASSETS                                                                   (unaudited)

Current assets:
     Cash and cash equivalents .................................................   $ 10,685               $ 12,151
     Accounts receivable .......................................................      1,492                    856
     Inventory .................................................................        702                    677
     Prepaid expenses and other current assets .................................        439                     87
                                                                                   --------               --------
         Total current assets ..................................................     13,318                 13,771

Deposits .......................................................................         34                     34
Fixed assets ...................................................................        233                    274
                                                                                   --------               --------

         Total assets ..........................................................   $ 13,585               $ 14,079
                                                                                   ========               ========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable ..........................................................   $  1,610               $    967
     Accrued expenses ..........................................................      2,559                  3,222
       Line of credit ..........................................................      4,434                  4,444
                                                                                   --------               --------
              Total current liabilities ........................................      8,603                  8,633

Convertible subordinated notes (face value $13,000) ............................     12,124                 11,657
                                                                                   --------               --------

         Total liabilities .....................................................     20,727                 20,290

Shareholders' deficit:
     Preferred stock, $.0001 par value; authorized 5,000,000
         shares; none issued and outstanding ...................................       --                     --
     Common stock, $.0001 par value; authorized 75,000,000
         shares; issued 37,795,943 shares ......................................          4                      4
     Less common stock held in treasury (16,515 shares) ........................        (37)                   (37)
     Additional paid-in capital ................................................     64,222                 64,222
     Accumulated deficit .......................................................    (71,331)               (70,400)
                                                                                   --------               --------

         Total shareholders' deficit ...........................................     (7,142)                (6,211)
                                                                                   --------               --------

         Total liabilities and shareholders' deficit ...........................   $ 13,585               $ 14,079
                                                                                   ========               ========

--------------------------------------------------------------------------------
See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)


                                                                     Three-Months Ended March 31,
                                                                       2003               2002
                                                                     --------           --------

Product revenue ...........................................          $  2,536           $    958
Other revenue .............................................              --                   19
                                                                     --------           --------
   Revenue ................................................             2,536                977

Cost of goods sold ........................................              (389)              (285)
                                                                     --------           --------
   Gross profit ...........................................             2,147                692

Cost and expenses:
   Research and development ...............................               341              1,602
   Sales and marketing ....................................             1,420              1,030
   General and administrative .............................               513                593
                                                                     --------           --------
     Operating expenses ...................................             2,274              3,225
                                                                     --------           --------

   Loss from operations ...................................              (127)            (2,533)

Interest income ...........................................                14                 31
Interest and other expense ................................              (351)              (241)
Non-cash accretion and cash premium .......................              (467)               (34)
                                                                     --------           --------

   Net loss ...............................................          $   (931)          $ (2,777)
                                                                     ========           ========

   Net loss per share - basic and diluted .................          $  (0.02)          $  (0.08)
                                                                     ========           ========

    Weighted average shares outstanding - basic and diluted            37,796             34,835


===================================================================================================================

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)


                                                                             Three-Months Ended March 31,
                                                                             ----------------------------
                                                                                 2003            2002
                                                                               --------        --------
Operating activities:
   Net loss ............................................................       $   (931)       $ (2,777)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation ......................................................             41              41
     Amortization of deferred compensation .............................           --                29
     Amortization of beneficial conversion, warrant interest and premium
        accretion ......................................................            467              34
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable .................................           (636)           (240)
     (Increase) in inventory ...........................................            (25)           (207)
     (Increase) in prepaid expenses and other assets ...................           (352)            (31)
     Increase (decrease) in accounts payable and accrued expenses ......            (20)            453
                                                                               --------        --------
Net cash used in operating activities ..................................         (1,456)         (2,698)

Investing activities:
     Proceeds from maturities and sales of  investments ................           --             4,787
                                                                               --------        --------
Net cash provided by investing activities ..............................           --             4,787

Financing activities:
     Proceeds from exercise of options and warrants - net of expenses ..           --               191
     Borrowings, net of repayments on line of credit ...................            (10)             16
                                                                               --------        --------
Net cash provided by(used in) financing activities .....................            (10)            207

Net increase (decrease) in cash and cash equivalents ...................         (1,466)          2,296

Cash and cash equivalents - beginning of period ........................         12,151           7,379
                                                                               --------        --------
Cash and cash equivalents - end of period ..............................       $ 10,685        $  9,675
                                                                               ========        ========


See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   Organization and Business Activities

         InKine Pharmaceutical Company, Inc. (the "Company") is a biopharmaceutical company that was incorporated in May 1993. The Company's portfolio of product and product candidates includes Visicol(R), a bowel-cleansing agent currently marketed for use prior to colonoscopy. The Company's portfolio also includes IB-Stat(R), an antispasmodic product currently marketed to gastroenterologists and others for use as an immediately available acute care product for a variety of indications. The Company is also developing Colirest(TM), a steroid molecule, for the treatment of inflammatory bowel disease ("IBD"). The Company is focused on the diagnosis and treatment of cancer and autoimmune diseases, and has the additional strategy of acquiring drug candidates that are close to commercialization.

2.   Basis of Presentation

         The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States.

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

         The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, which are contained in the Company's most recent Annual Report on Form 10-K.

3.   Use of Estimates

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

4.   Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation.

5.   Allowance for Sales Returns

         The Company maintains an allowance for potential future sales returns. This allowance is evaluated on a quarterly basis based on product characteristics, wholesaler stocking patterns, and prescription trends. At March 31, 2003, the Company had a $172,000 returns allowance that was included in accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance for the three-months ended March 31, 2003:

Allowance at December 31, 2002                        $149,000
Provision for estimated sales returns                   56,000
Actual sales returns                                   (33,000)
                                                      --------
     Allowance at March 31, 2003                      $172,000
                                                      ========

6.   Deferred Revenue

         For IB-Stat(R), the Company recognizes revenue based on prescription data. This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated. As a result, the Company has recorded deferred revenue of $518,000 that was included in accrued expenses on the balance sheet as of March 31, 2003.

7.   Line of Credit

         The Company maintains a $7,500,000 line of credit with a financial institution, which expires January 31, 2004. Monthly interest-only payments are made at a variable per annum rate of 2.20% plus the 30-day Dealer Commercial Paper Rate. Amounts outstanding under this credit line were $4,434,000 and $4,444,000 at March 31, 2003 and December 31, 2002, respectively. Average interest rates for the three and twelve-month periods ended March 31, 2003 and December 31, 2002, respectively, were 3.44% and 3.88%, respectively.

8.   Convertible Subordinated Notes

         In December 2002, the Company completed a $13,000,000 private placement of June 2005 convertible notes together with 2,459,460 warrants. Proceeds from the placement were used to redeem the Company's then outstanding June 2003 convertible notes. The June 2005 notes are convertible into the Company's common stock at a conversion price of $1.85 per share and the warrants, which are not exercisable until January 2004, also have an exercise price of $1.85 per share. The notes have redemption provisions requiring the Company to pay a 25% premium if the notes are not converted by the maturity date and a 30% premium if an early redemption or change in control were to occur. In accordance with APB Opinion No. 14, the Company allocated the fair value of the proceeds to the debt and warrants issued. The warrants were valued at $1,061,000 using the Black-Scholes valuation methodology. The allocation was determined based upon the relative fair values of the two securities at the time of issuance. Since the fair value of the proceeds that were allocated to the convertible notes was less than the fair value of the Company's common stock as of the commitment date, in accordance with the Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the carrying value of the notes was further reduced by a beneficial conversion feature of $359,000. The combination of the maturity premium, the warrant debt discount and the beneficial conversion feature represents potential future non-cash accretion charges and premium accruals of $4,670,000 that is being amortized over the life of the June 2005 convertible notes on the effective interest method. The amortization of these charges are reflected in the other income and expense section of the Company's statement of operations. The Company has an effective registration statement for the resale of the common stock issuable upon conversion of the notes and exercise of the warrants. When considering the amortization of the non-cash accretion along with the coupon interest rate associated with the June 2005 notes, the effective interest rate on this note payable is approximately 24.37%. At March 31, 2003, notes with a face value totaling $13,000,000 were outstanding at a carrying value of $12,124,000, which includes $379,000 of premium accretion and is net of $938,000 and $317,000 of warrant debt discount and beneficial conversion feature, respectively.

9.   Stock-Based Compensation

         We apply the intrinsic method of accounting for all stock-based employee compensation in accordance with APB No. 25 "Accounting for Stock Issued to Employees," and related interpretations. We record deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share. The Company generally grants its derivative securities at market on the grant date.

         We have elected to adopt the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on our net loss and basic and diluted loss per share if we had recorded compensation expense for the estimated fair value of our stock-based employee compensation, consistent with SFAS 123:

                                                         Three-Months Ended
                                                       March 31,      March 31,
                                                         2003           2002
                                                       ---------      ---------
Net loss - pro forma.................................  $   (931)      $ (2,777)
Deduct: Total stock based employee compensation......      (809)          (781)
                                                       --------       --------
Net loss - pro forma.................................  $ (1,740)      $ (3,558)
                                                       ========       ========

Basis and diluted loss per share - as reported.......  $  (0.02)      $  (0.08)
                                                       ========       ========
Basis and diluted loss per share - pro forma.........  $  (0.05)      $  (0.10)
                                                       ========       ========


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
================================================================================

         In addition to historical facts or statements of current condition, this report contains some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress on our research programs, development of potential pharmaceutical products, interpretation of clinical results, prospects for regulatory approval, manufacturing development and capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. You may identify some of these forward-looking statements by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those listed below under "Certain Risks Related to Our Business." Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such factors or forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements.

General

         We are a biopharmaceutical company focused on the diagnosis and treatment of gastrointestinal disorders, including: colon cancer, irritable bowel syndrome, or IBS, and inflammatory bowel disease, or IBD. Our development strategy has been to acquire late-stage drug candidates with short time lines to commercialization. We currently market and sell two pharmaceutical products, Visicol(R) and IB-Stat(R). In addition to our marketed products, we have identified two product candidates, Colirest(TM) and Hematrol(TM).

         The following table outlines our product pipeline from which we intend to focus the majority of our research, development, marketing and sales efforts at least through calendar year 2003 and also sets forth the current development status of our products and product candidates in each targeted therapeutic indication:

         PRODUCT  THERAPEUTIC INDICATIONS   DEVELOPMENT STATUS

---------------------------|------------------------------------------------------|-------------------------------------
Visicol(R)                 |   o      Cleansing of colon prior to colonoscopy     |FDA approved; marketed product
                           |                                                      |FDA    approved    SNDA    for   new
                           |                                                      |formulation
---------------------------|------------------------------------------------------|-------------------------------------
                           |   o      Constipation                                |Post marketing study commenced
                           |                                                      |Phase IV will commence in 2003
---------------------------|------------------------------------------------------|-------------------------------------
                           |   o      Pre-operative colonic surgical procedures   |Phase IV will commence in 2003
---------------------------|------------------------------------------------------|-------------------------------------
IB-Stat(R)                 |   o      Acute antispasmodic product immediately     |Marketed product
                           |          available for a variety of indications,     |
                           |          including spasm of the colon                |
---------------------------|------------------------------------------------------|-------------------------------------
Colirest(TM)               |   o      Crohn's and Ulcerative Colitis,             |Phase II Crohn's disease complete
                           |          collectively IBD                            |Phase II ulcerative colitis complete
                           |                                                      |Phase IIb Crohn's disease ongoing
---------------------------|------------------------------------------------------|-------------------------------------
Hematrol(TM)               |   o      Idiopathic Thrombocytopenic Purpura, or ITP |Phase II complete
                           |                                                      |Phase III on hold
---------------------------|------------------------------------------------------|-------------------------------------

         We began generating sales revenue in January 2001 with the commercial introduction of our lead product, Visicol(R). During the quarter ended June 30, 2002, we launched a new Visicol(R) formulation and IB-Stat(R), our second commercial product. Operations were previously funded primarily from the proceeds of public and private placements of securities. We have incurred operating losses in each year since our inception. Prospectively, we expect that losses will decline each quarter over the next year and that operating profits may be realized in 2003. At March 31, 2003, our accumulated deficit was approximately $71,331,000.

Certain Risks Related to Our Business

Risks Related To Our Operations

We have generated significant losses to date. If we continue to incur substantial losses, then the value of our common stock is likely to be reduced. Also, we may never achieve a profitable level of operations.

         Our first sale of Visicol(R) occurred in January 2001 and our first shipment of IB-Stat(R) occurred in June 2002. We have not generated significant revenue from product sales or royalties. We have a significant accumulated deficit and have incurred losses in each year since our inception on July 1, 1993.

         Visicol(R), IB-Stat(R) and our product candidates are in various stages of marketing or development and require significant research, development and testing.

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

We have conducted our commercial operations through our internal sales, marketing and distribution infrastructure for a limited time. We may not be able to perform certain previously outsourced functions as well as our former vendors and as a result we may not successfully sell our products.

         In the past, we had traditionally relied on sales, marketing and distribution arrangements with third parties for Visicol(R) and other products we were developing. Prior to May 31, 2002, we solely utilized Procter & Gamble Pharmaceuticals to sell and promote Visicol(R). As of December 31, 2002, our agreement with Procter & Gamble expired. As a result we are currently solely utilizing our internal sales and marketing personnel to sell and market Visicol(R).

         Prior to May 2002, we relied on Integrated Commercialization Solutions to act as our exclusive outsourcing supplier for warehousing and distribution of Visicol(R). Since May 2002, our agreement with Integrated Commercialization Solutions expired and we have been satisfying our distribution responsibilities by using in-house personnel to handle the following matters related to Visicol(R) and IB-Stat(R): invoicing, accounts receivable, customer service, and order process management. We have been performing these functions internally at InKine for a limited period of time. If we cannot perform these roles as well as our former partners, including Procter & Gamble and Integrated Commercialization Solutions, we may not successfully sell our products. We conduct our sales, marketing and distribution operations with limited resources. As a result we face a number of risks, including:

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

         Successful sales of our products in the United States and other countries depend on the availability of adequate reimbursement from the government, managed care organizations and private insurance plans. Pharmaceutical companies often rely on reimbursement from third parties as the basis for the sales of their products. In the pharmaceutical industry, unlike other consumer product industries, insurance companies, including managed care organizations, often pay drug stores directly for pharmaceutical products. In fact, pharmaceutical companies make a majority of their sales to covered individuals of health insurance companies and not to consumers. These organizations provide for reimbursement only after considering a number of factors, including product features such as safety, medical necessity, cost and the experimental nature of the product. We will spend significant amounts of time and other resources to obtain reimbursement for our products. The organizations that provide reimbursement routinely limit reimbursement and attempt to exert significant pressure on medical suppliers to lower their prices. Visicol(R) is premium priced compared to its competitors and we have not specifically contracted with any third party to date to give rebates for its use. We do not know what impact, if any at all, this will have on the coverage of Visicol(R) by these third party payers.

Visicol(R) and IB-Stat(R) may not be accepted by doctors, hospitals, insurers or patients.

         If Visicol(R) and IB-Stat(R) fail to achieve market acceptance, our ability to become profitable in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy and cost effectiveness. In addition, market acceptance depends on the effectiveness of our marketing strategy and the availability of reimbursement for such products.

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

         We do not possess the capabilities, resources or facilities to manufacture Visicol(R), IB-Stat(R) and any of our product candidates. We must contract with manufacturers to produce Visicol(R), IB-Stat(R) and our product candidates according to government regulations. Our future development and delivery of our marketed products and our product candidates depends on the timely, profitable and competitive performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our marketed products and our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufacturers on terms that may not be entirely acceptable to us.

         We have contracted with Mallinckrodt, Inc. to supply us with active pharmaceutical ingredients for Visicol(R). A significant portion of the Visicol(R) tablet is monobasic and dibasic sodium phosphate. Mallinckrodt has agreed to supply these ingredients in a manner which meets FDA requirements. The FDA has approved the manufacturing process for these active ingredients, but the Drug Master File for the sodium phosphate is only for one location at Mallinckrodt. If this location were to shut down for any reason, a delay in the delivery of our active pharmaceutical ingredients would occur and could impact future sales of Visicol(R). We are currently working towards submitting a Drug Master File with the FDA for another Mallinckrodt facility in order to minimize this risk.

         We have contracted with Pharmaceutical Manufacturing Research Services, Inc., a manufacturing development company, to supply commercial quantities of Visicol(R) and Morton Grove Pharmaceutical, a generic drug manufacturer, to supply IB-Stat(R) in a manner that meets FDA requirements. The FDA has approved the manufacturing processes of Pharmaceutical Manufacturing Research Services and Morton Grove. Pharmaceutical Manufacturing Research Services and Morton Grove must maintain compliance with FDA standards regarding the manufacturing of Visicol(R) and IB-Stat(R) at all times. The failure to maintain compliance with FDA standards could result in the loss of "approved status" at Pharmaceutical Manufacturing Research Services and Morton Grove. Any such loss would have a significant negative impact on us since we do not have an approved secondary manufacturer for Visicol(R) or IB-Stat(R). We are currently working with an appropriate secondary manufacturer of Visicol(R), which has not yet been approved by the FDA.

         We have contracted with PCI Services to package Visicol(R) in a manner that meets FDA requirements. The FDA has approved this facility for the packaging of Visicol(R). In the event that PCI were unable to package Visicol(R) for us, the FDA has also approved Fisher Clinical Services, Inc. for packaging of Visicol(R). IB-Stat(R) is packaged at Morton Grove.

If the owners of technology licensed to us terminate our license agreements, then these owners could prevent us from developing, manufacturing or selling the product covered by that license.

         We have acquired the worldwide exclusive right to market Visicol(R), IB-Stat(R), Colirest(TM) and Hematrol(TM) under various license agreements. Each of the owners of the technology licensed to us may terminate the license prior to its expiration date under certain circumstances, including our failure to comply with commitments related to the development of the products specified in the licenses. For example, some of our licensing agreements require us to spend specific amounts for research and development of our products. If we do not comply with the terms of these agreements, the owners of the licensed technology could demand the return of all rights to the licensed technology, and force us to cease developing, manufacturing or selling the products covered by that license.

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we will not be able to conduct our operations at a profit.

         We have products and product candidates that compete in four very competitive segments of the pharmaceutical industry. These include: (i) purgative agents for cleansing the colon, which include Visicol(R); (ii) antispasmodics, which include IB-Stat(R); and receptor based technologies which includes product candidates (iii) Colirest(TM) and (iv) Hematrol(TM). We are likely to encounter significant competition with respect to Visicol(R), IB-Stat(R) and our product candidates currently under development, including, but not limited to, competition from: (a) Braintree Laboratories, Inc., Schwarz Pharma Inc. and C.B. Fleet Company, Inc. with respect to Visicol(R); (b) Schwarz Pharma Inc among others with respect to IB-Stat(R); (c) AstraZeneca plc, Salix Pharmaceuticals, IDEC Pharmaceuticals Corporation, Procter & Gamble Pharmaceuticals, Solvay S.A., Centocor, Inc. (Johnson & Johnson) and Shire Pharmaceuticals Group plc with respect to Colirest(TM); and (d) Immune Response Corporation, Autoimmune, Inc. and Nabi Biopharmaceuticals with respect to Hematrol(TM).

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

Visicol(R), IB-Stat(R) and our product candidates are in various stages of patent protection as summarized below.

         In 1997, the U.S. Patent and Trademark Office issued a patent covering the use of Visicol(R) as a colonic cleansing agent or as a laxative and in December 2000, the U.S. Patent and Trademark Office issued to us a patent for numerous solid-dose colonic cleansing agents. Similar patents have been issued in Canada and in Europe.

         IB-Stat(R)is not patentable.

         In April 2003, the United States Patent and Trademark Office granted a Notice of Allowance for the patent covering the treatment IBD with Colirest(TM) and other similar compounds.

         Hematrol(TM) is not patentable for use in ITP. Instead of a patent, we will receive protection based on the FDA designation of Orphan Drug Status for ITP. Orphan Drug Status means the FDA has determined that the number of people affected by the disease which the drug treats is less than 200,000, and that having numerous companies compete for the market is unrealistic and likely to harm, rather than help, prospective users of the product. Since we have received this designation, we will have an exclusive right to sell Hematrol(TM) for ITP for seven years after FDA approval if Hematrol(TM) is the first medroxyprogesterone acetate product to be approved for this indication.

         We have also obtained the rights to foreign patents, and intend to apply for additional foreign patents. Competitors could challenge or develop around the patents, or the scope of the patents may not be adequate to protect the patented product from competitors. The commercial success of our products will also depend upon our ability to make sure the products do not infringe on patents issued to competitors. We have not conducted a search to determine if there are any patents similar to those covering Visicol(R) and Colirest(TM).

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

         We may need additional capital to further develop, manufacture and market Visicol(R), IB-Stat(R) and our product candidates if the future revenues from our marketed products fall short of current assumptions. Specifically, we will spend funds for the following:

     o conducting additional studies of Visicol(R)to increase the utilization of the product into other therapeutic areas;
     o researching and developing our product candidates, including participating in human clinical trials;
     o  seeking necessary approvals from the government;
     o  developing manufacturing capabilities; and
     o  funding our growth as a company.

         We believe that our current capital resources will continue to fund our operations for at least the next 12 months. The success of Visicol(R) and IB-Stat(R) directly impacts our need for additional capital. Our future capital requirements will depend on a variety of factors. For example, if we experience continued progress in our research and development activities, or if we determine that it is necessary to prosecute and enforce our patents, we may require additional capital. In addition, our current and future marketing activities will affect our future capital requirements. Because we have limited experience in marketing Visicol(R) and IB-Stat(R), we have limited experience in predicting how much capital will be necessary to successfully execute our marketing plans. If we inaccurately predict our future capital requirements, we may be unable to continue our operations.

         We regularly seek funding for our operations from a variety of sources, including public and private securities offerings, loans and joint arrangements with partners. We currently do not possess a commitment to obtain additional funding, and we may never receive additional funding in the future. If we need additional capital and we fail to obtain additional funding, we will delay, scale back or eliminate our research and development activities or enter into arrangements with others to develop and market certain product candidates that we may otherwise have developed ourselves. For example, when Visicol(R) revenues fell short of expectations in 2001, in order to reduce some of the shortfall we:
(i) scaled back and then eliminated our budgeted spending on the Thrombospondin Technology; and (ii) reduced our staff by 35%.

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

         The FDA has approved our manufacturing process for Visicol(R) and IB-Stat(R). The FDA may still, however, prevent us from continuing to market Visicol(R) or IB-Stat(R) if we:

     o do not continue to consistently manufacture appropriate amounts of Visicol(R)and IB-Stat(R)or
     o cannot continue to repeat the manufacturing process used to manufacture the validation batches of Visicol(R).

         We currently have only one approved manufacturer of Visicol(R) and one manufacturer for IB-Stat(R). We have, however, initiated the process to obtain a qualified secondary manufacturer of Visicol(R).

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

The FDA could prevent us from marketing IB-Stat(R).

         IB-Stat(R) is the combination of an FDA approved generic drug (hyoscyamine sulfate) and an FDA approved delivery system. Hyoscyamine sulfate was a marketed product prior to 1962. The FDA allows products that were marketed prior to 1962 to continue to be marketed without an approved NDA. There is no guarantee that the FDA will continue to allow hyoscyamine sulfate or many other pre-1962 marketed products to continue to be marketed. In addition, the FDA could determine that hyoscyamine sulfate is unsafe or that additional data needs to be submitted to the FDA in order to determine the drug's safety and efficacy. The FDA could also determine that IB-Stat(R) is not similar enough to the pre-1962 marketed hyoscyamine sulfate, and as a result cannot be marketed without an FDA approved NDA.

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

     o We may never receive FDA approval for any of these products and without FDA approval, we cannot market or sell these products.

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

         At March 31, 2003, we had approximately 12,322,000 options and warrants outstanding. Options and warrants give the holder the right to purchase shares of a company's stock in the future for a predetermined price which may or may not be below the current market value of such company's stock at the time the option or warrant is exercised. In addition, as of March 31, 2003 we had an additional 1,450,000 options available for issuance pursuant to our option plans. To date, option and warrant holders have exercised approximately 6,552,000 options and warrants in the aggregate at prices ranging from $.50 to $5.56. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop.

If our common stock continues to be volatile and thinly traded, then our shareholders may not be able to sell their shares when desired.

         The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, the number of our shares theoretically available for sale in any one day is approximately 37,796,000 shares and our average daily trading volume for the twelve-month period ended March 31, 2003 has been approximately 126,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

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

     o Stock based compensation. It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to account for our stock option plans rather than Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Had we applied SFAS No. 123, our net loss for the three-months ended March 31, 2003 and 2002 would have been larger.

     o Product returns. It is our policy to estimate and record an allowance for future product returns in connection with our sales of Visicol(R). We have applied a return rate to our unit sales to provide this allowance under our product return policy. This return rate is calculated based on actual return experience and our monitoring of distribution channels taking into account the expiration dating of Visicol(R). The product return rate is periodically updated to reflect actual experience and changes to other factors affecting future product returns.

     o Deferred taxes. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax asset items are deductible. At March 31, 2003, management has concluded that a full valuation allowance is necessary for deferred tax assets.

Results of Operations

         We incurred losses of $931,000 and $2,777,000 or $0.02 and $0.08 per share for the three-month periods ended March 31, 2003 and 2002, respectively. The reduced loss per share was driven by the combination of increased product sales and ongoing cost control measures. We expect to report an operating profit in the second quarter of 2003 and for the year ended December 31, 2003.

         Our gross profit was $2,147,000 and $692,000 for the three-months ended March 31, 2003 and 2002, respectively. Gross profit as a percentage of sales for product revenue was 85% and 70% for the three-month periods ended March 31, 2003 and 2002, respectively. Increases in gross profit and gross profit as a percent of sales for product revenue were the result of increased order volume, increased sales price per unit, decreased manufacturing cost per unit, and decreased distribution costs for Visicol(R). We expect that gross profit as a percent of sales will remain relatively constant over the remainder of 2003 on increasing sales.

         We incurred research and development expenses of $341,000 and $1,602,000 for the three-months ended March 31, 2003 and 2002, respectively. The decrease was the result of less development costs associated with Visicol(R) and the internalized management of previously outsourced functions related to the ongoing Colirest(TM) clinical trial. We expect that research and development costs will remain consistent with the first quarter of 2003 for the remainder of the year.

         Sales and marketing costs of $1,420,000 and $1,030,000 were incurred for the three-months ended March 31, 2003 and 2002, respectively. Sales and marketing costs for 2003 include expenses associated with our internal sales force which currently stands at 36 sales representatives and three district managers, along with marketing campaigns related to Visicol(R) and IB-Stat(R). For the first quarter of 2002, sales and marketing costs included expenses associated with our former co-promotion partner Procter and Gamble Pharmaceuticals along with our internal management of sales and marketing operations. We expect that sales and marketing costs will remain consistent with the first quarter of 2003 for the remainder of the year.

         General and administrative expenses were $513,000 and $593,000 for the three-months ended March 31, 2003 and 2002, respectively. The decrease was the result of reduced fees paid to outside vendors and consultants and reduced srock-based compensation. We expect that general and administrative costs will remain consistent with the first quarter of 2003 for the remainder of the year.

         Decreased interest income was the result of significantly reduced interest rates and decreased average cash and investment balances for the three-months ended March 31, 2003 compared to the same period a year ago. Increased interest expense compared to the same period a year ago was the result of interest related to our outstanding convertible notes.

         During the quarter ended March 31, 2003, we incurred a $467,000 charge related to the amortization of debt premium, non-cash warrant costs and non-cash beneficial conversion feature as a result of the placement of our June 2005 convertible notes. We expect to incur comparable charges related to our June 2005 convertible notes over the next several quarters. Such charges will decrease in the event that a portion of the convertible notes are converted to shares of common stock.

Liquidity and Capital Resources

    At March 31, 2003, we had cash and cash equivalents of $10,685,000. The cash and cash equivalents balance at March 31, 2003 includes net proceeds from a private placement of common stock of $3,474,000 from the fourth quarter of 2002.

    We believe that our financial resources are adequate for our operations for at least the next 12 months. Our future short and long-term capital requirements will depend on numerous factors, including marketplace acceptance of our products.

     In addition to marketplace acceptance of our products, other factors which cannot be quantified and many of which we cannot control will also impact our short and long-term capital requirements, including: continued commercial costs of Visicol(R), continued progress in our research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity.

     We are currently conducting a clinical trial of Colirest(TM) in Crohn's disease, recently commenced studies for the use of Visicol(R) for constipation and in pre-operative colonic surgical procedures, and continue to market and sell Visicol(R) to distributors and drug store chains. During 2003, we expect to spend approximately $250,000 on the Visicol(R) studies and Visicol(R)(TM) product development, $500,000 on the Colirest(TM) study, and $5,000,000 on Visicol(R) sales and marketing costs. These activities will be funded by our current cash balance and future product sales. If product sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

     We anticipate reaching operating profits during 2003. To achieve operating profits, we, alone or with others, must successfully market and sell our products. In addition, revenues from product sales must be greater than the sum of cost of goods sold, research and development costs, sales and marketing costs and general and administrative costs. While we expect to realize operating profits for the second quarter of 2003 and for the 2003 year, we cannot provide any assurance the we will be able to reach and/or sustain any level of operating profits.

Research and Development Programs

     We currently have two significant research and development projects relating to: (i) Visicol(R)and (ii) Colirest(TM).

     Visicol(R). We have focused our Visicol(R) research and development on cleansing of colon prior to colonoscopy and are presently marketing Visicol(R) for that indication. In addition, we are also developing Visicol(R) for cleansing the colon prior to pre-operative colonic surgical procedures and for treating constipation. The current status of these projects are as follows: (i) for cleansing of colon prior to colonoscopy, the FDA has approved both our NDA as well as our SNDA; (ii) for cleansing the colon prior to pre-operative colonic surgical procedures we intend to commence a Phase IV study in 2003; (iii) for treating constipation, we have commenced a post marketing study and intend to commence a Phase IV study during 2003. As of March 31, 2003, we have incurred cumulative total costs of approximately $11,344,000 in connection with our Visicol(R) research and development. During the quarter ended March 31, 2003, we incurred an aggregate of $341,000 in research and development expenses, approximately $44,000 of which was attributable to Visicol(R).

     Colirest(TM). We are developing Colirest(TM) for treatment of IBD and have completed a Phase II study in Crohn's disease patients and a Phase II study in ulcerative colitis patients. In June 2001, we began a Colirest(TM) clinical Phase IIb study of Crohn's disease patients. We anticipate an interim analysis by either late 2003 or early 2004. As of March 31, 2003, we have incurred cumulative total costs of approximately $6,548,000 in connection with the development of Colirest(TM) and related compounds. During the quarter ended March 31, 2003, we incurred an aggregate of $341,000 in research and development expenses, approximately $48,000 of which was attributable to Colirest(TM).

     Indirect Costs. In addition to the direct costs related to the development of our technologies, we incurred indirect non-technology specific overhead costs. These expenses include the salaries and administrative costs of managing our research and development projects, which for the quarter ended March 31, 2003 amounted to approximately $249,000.

Recently Issued Accounting Pronouncements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2004. The interest rate on our line of credit has fluctuated from 3.38% to 3.57% over the past three-months and the outstanding balance at March 31, 2003 was $4,434,000.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

                  99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

                      The following current report on Form 8-K was filed with
                  the Securities and Exchange Commission via EDGAR:

                  1. Form 8-K filed on January 24, 2003 with respect to the private sale of an aggregate of 2,469,032 shares of Company common stock and warrants to purchase 964,160 shares of Company common stock. The earliest event covered by this report occurred on December 31, 2002.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 INKINE PHARMACEUTICAL
                                 COMPANY, INC.


Date: May 9, 2003                By:  Leonard S. Jacob, M.D., Ph.D.
                                      ---------------------------------
                                      Leonard S. Jacob, M.D., Ph.D.
                                      Chairman of the Board and
                                      Chief Executive Officer



Date: May 9, 2003                By:  Robert F. Apple
                                      -------------------
                                      Robert F. Apple
                                      Chief Operating and Financial Officer,
                                      (Authorized Officer and
                                      Principal Financial Officer)

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


Date:    May 9, 2003                        Leonard S. Jacob, M.D., Ph.D.
                                            ---------------------------------
                                            Leonard S. Jacob, M.D., Ph.D.
                                            Chairman of the Board and
                                            Chief Executive Officer

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


Date:    May 9, 2003                        Robert F. Apple
                                            -------------------
                                            Robert F. Apple
                                            Chief Operating &
                                            Financial Officer

                                 Exhibits Index

99.1          Chief Executive Officer Certification pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2          Chief Financial Officer Certification pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002