Form 10-Q
period 2003-06-30
INKINE PHARMACEUTICAL CO INC
filed 2003-08-14
CIK 929547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2003


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
Yes X  No
   ---   ---
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES X NO
                                           ---   ---

         At August 14, 2003, the registrant had outstanding 46,722,662 shares of common stock, par value $.0001 per share.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION

                                                                                                         Page
      Item 1.  Financial Statements                                                                      ----

            BALANCE SHEETS - as of June 30, 2003 (unaudited) and
            December 31, 2002...............................................................................3

            STATEMENTS OF OPERATIONS (unaudited) - for the Three and Six-Months
            Ended June 30, 2003 and 2002....................................................................4

            STATEMENTS OF CASH FLOWS (unaudited) - for the Six-Months Ended June 30, 2003 and 2002..........5

            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (unaudited)
            - for the Six-Months Ended June 30, 2003 .......................................................6

            NOTES TO FINANCIAL STATEMENTS (unaudited).......................................................7

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................................................9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks..............................19

         Item 4.  Controls and Procedures..................................................................19

PART II - OTHER INFORMATION................................................................................20

         Item 4.  Submission of Matters to a Vote of Security Holders......................................20

         Item 6.  Exhibits and Reports on Form 8-K.........................................................20

SIGNATURES.................................................................................................22

EXHIBITS INDEX.............................................................................................23

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                                                June 30, 2003          December 31, 2002
                                                                                -------------          -----------------
     ASSETS                                                                      (unaudited)

Current assets:
     Cash and cash equivalents........................................          $      10,896            $     12,151
     Accounts receivable..............................................                  1,274                     856
     Inventory........................................................                    972                     677
     Prepaid expenses and other current assets........................                    405                      87
                                                                                -------------            ------------
         Total current assets.........................................                 13,547                  13,771

Deposits .............................................................                     34                      34
Fixed assets..........................................................                    196                     274
                                                                                -------------           -------------
         Total assets.................................................          $      13,777            $     14,079
                                                                                =============           =============
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable.................................................          $       1,874            $        967
     Accrued expenses.................................................                  1,530                   3,222
     Line of credit...................................................                  4,427                   4,444
                                                                                -------------            ------------
        Total current liabilities.....................................                  7,831                   8,633

Convertible subordinated notes (face value $13,000)...................                    ---                  11,657
                                                                                -------------            ------------
         Total liabilities............................................                  7,831                  20,290

Shareholders' equity (deficit):
     Preferred stock, $.0001 par value; authorized 5,000,000
         shares; none issued and outstanding .........................                    ---                     ---
     Common stock, $.0001 par value; authorized 75,000,000............
         shares; issued 46,214,662 and 37,795,943 shares,
         respectively ................................................                      5                       4
     Less common stock held in treasury (16,515 shares)...............                    (37)                    (37)
     Additional paid-in capital.......................................                 79,718                  64,222
     Deferred compensation............................................                    (35)                    ---
     Retained earnings (deficit)......................................                (73,705)                (70,400)
                                                                                -------------            ------------
         Total shareholders' equity (deficit).........................                  5,946                  (6,211)
                                                                                -------------            ------------
         Total liabilities and shareholders' equity (deficit).........          $      13,777            $     14,079
                                                                                =============            ============

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)

                                                            Three-Months Ended June 30,            Six-Months Ended June 30,
                                                             -------------------------            ---------------------------
                                                               2003             2002                2003               2002
                                                             --------         --------            --------           --------

Product revenue..........................................    $  3,339         $  1,963            $  5,875           $  2,921
Other revenue............................................          49               44                  49                 63
                                                             --------         --------            --------           --------
   Revenue...............................................       3,388            2,007               5,924              2,984

Cost of goods sold.......................................        (472)            (504)               (861)              (789)
                                                             --------         --------            --------           --------
   Gross profit..........................................       2,916            1,503               5,063              2,195

Cost and expenses:
   Research and development..............................         448              870                 789              2,472
   Sales and marketing...................................       1,475            1,350               2,895              2,380
   General and administrative............................         735              577               1,248              1,170
                                                             --------         --------            --------           --------
     Operating expenses..................................       2,658            2,797               4,932              6,022
                                                             --------         --------            --------           --------

   Income (loss) from operations.........................         258           (1,294)                131             (3,827)

Interest income..........................................          16               33                  30                 64
Interest expense.........................................        (293)            (260)               (644)              (501)
Debt conversion inducement, non-cash accretion and
   non-cash premium......................................      (2,355)             (34)             (2,822)               (68)
                                                             --------         --------            --------           --------
   Net loss..............................................    $ (2,374)        $ (1,555)           $ (3,305)          $ (4,332)
                                                             ========         ========            ========           ========
   Net loss per share - basic and diluted................    $  (0.06)        $  (0.04)           $  (0.09)          $  (0.12)
                                                             ========         ========            ========           ========
   Weighted average shares outstanding - basic
      and  diluted.......................................      38,323           34,899              38,050             34,867

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)

                                                                                       Six-Months Ended June 30,
                                                                                  ----------------------------------
                                                                                    2003                     2002
                                                                                  ---------                ---------
Operating activities:
   Net loss ..........................................................            $  (3,305)               $  (4,332)
   Adjustments to reconcile net loss to net cash used in
         operating activities:
     Depreciation.....................................................                   78                       82
     Amortization of deferred compensation............................                   35                       57
     Stock issued for interest earned on convertible notes............                  ---                      275
     Non-cash accretion and premium...................................                2,047                       68
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable................................                 (418)                    (451)
     (Increase) in inventory .........................................                 (295)                    (710)
     (Increase) decrease in prepaid expenses and other assets ........                 (318)                      56
     Increase (decrease) in accounts payable and accrued expenses ....                 (785)                     317
                                                                                  ---------                ---------
Net cash used in operating activities.................................               (2,961)                  (4,638)

Investing activities:
     Capital expenditures.............................................                  ---                      (29)
     Proceeds from maturities and sales of investments................                  ---                    4,787
                                                                                  ---------                ---------
Net cash provided by investing activities.............................                  ---                    4,758

Financing activities:
     Proceeds from exercise of options and warrants - net of expenses.                1,723                      190
     Borrowings, net of repayments on line of credit .................                  (17)                       1
                                                                                  ---------                ---------
Net cash provided by financing activities ............................                1,706                      191

Net increase (decrease) in cash and cash equivalents .................               (1,255)                     311

Cash and cash equivalents - beginning of period ......................               12,151                    7,379
                                                                                  ---------                ---------
Cash and cash equivalents - end of period ............................            $  10,896                $   7,690
                                                                                  =========                =========



See accompanying notes to unaudited financial statements.

                      INKINE PHARMACEUTICAL COMPANY, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                 (in thousands)


                                                                                                                       Total
                                      Common Stock      Additional                   Treasury Stock                 Shareholder's
                                   ------------------    Paid-In      Deferred     -----------------    Accumulated    Equity
                                   Shares      Amount     Capital   Compensation   Shares     Amount      Deficit    (Deficit)
                                   ------      ------     -------   ------------   ------     ------      -------    ---------
Balance - December 31, 2002......  37,796       $   4    $ 64,222     $    ---       (17)      $ (37)    $(70,400)    $ (6,211)
Common stock issued pursuant
    to conversion of convertible
    notes........................   7,027           1      12,999          ---       ---         ---         ---        13,000
Value of consultant options
    granted  ....................     ---         ---          70          (70)      ---         ---         ---           ---
Proceeds from options and
    warrants.....................   1,392         ---       1,723          ---       ---         ---         ---         1,723
Amortization of deferred
   compensation..................     ---         ---         ---           35       ---         ---         ---           35
Unrealized debt premium on
    converted notes..............     ---         ---         704          ---       ---         ---         ---           704
Net loss.........................     ---         ---         ---          ---       ---         ---       (3,305)      (3,305)
                                   ------       -----    --------     --------      ----       -----     --------       -------
Balance - June 30, 2003..........  46,215       $   5    $ 79,718     $    (35)      (17)      $ (37)    $(73,705)      $ 5,946
                                   ======       =====    ========     ========      ====       =====     ========       =======

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Organization and Business Activities

         InKine Pharmaceutical Company, Inc. (the "Company") is a biopharmaceutical company that was incorporated in May 1993. The Company's portfolio of product and product candidates includes Visicol(R), a bowel-cleansing agent currently marketed for use prior to colonoscopy. The Company's portfolio also includes IB-Stat(R), an antispasmodic product currently marketed to gastroenterologists and others for use as an immediately available acute care product for a variety of indications. The Company is also developing Colirest(TM), a steroid molecule for the treatment of inflammatory bowel disease ("IBD"). The Company is focused on the diagnosis and treatment of gastrointestinal disorders and has the additional strategy of acquiring drug candidates that are close to commercialization.

2. Basis of Presentation

         The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

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


3. Recently Issued Accounting Pronouncements

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standard No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and is related to certain derivatives embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. SFAS No. 149 currently has not had an impact on the Company's financial position, results of operations or cash flows.

          In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 currently has not had an impact on the Company's financial position, results of operations or cash flows.

4. Use of Estimates

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

5. Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation.

6. Allowance for Sales Returns

         The Company maintains an allowance for potential future sales returns. This allowance is evaluated on a quarterly basis based on product characteristics, wholesaler stocking patterns, and prescription trends. At June 30, 2003, the Company had a $160,000 returns allowance that was included in accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance for the six-months ended June 30, 2003:

Allowance at December 31, 2002                        $149,000
Provision for estimated sales returns                  125,000
Actual sales returns                                  (114,000)
                                                      --------
     Allowance at June 30, 2003                       $160,000
                                                      ========

7. Deferred Revenue

         For IB-Stat(R), the Company recognizes revenue based on prescription data. This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated. As a result, the Company has recorded deferred revenue of $511,000 and $524,000 that were included in accrued expenses on the balance sheet as of June 30, 2003 and December 31, 2002, respectively.

8. Line of Credit

         The Company maintains a $7,500,000 line of credit with a financial institution, which expires January 31, 2004. Monthly interest-only payments are made at a variable per annum rate of 2.20% plus the 30-day Dealer Commercial Paper Rate. Amounts outstanding under this credit line were $4,427,000 and $4,444,000 at June 30, 2003 and December 31, 2002, respectively. Average interest rates for the six and twelve-month periods ended June 30, 2003 and December 31, 2002 were 3.40% and 3.88%, respectively.

9. Convertible Subordinated Notes

         In December 2002, the Company completed a $13,000,000 private placement of June 2005 convertible notes together with 2,459,460 warrants. Proceeds from the placement were used to redeem the Company's then outstanding June 2003 convertible notes. The June 2005 notes were convertible into the Company's common stock at a conversion price of $1.85 per share and the warrants, which are not exercisable until December 2003, also have an exercise price of $1.85 per share. On June 30, 2003, the then holders of the June 2005 convertible notes executed a Conversion Agreement to convert all of the outstanding notes into common stock. The Company paid a fee of $750,000 to induce the execution of the conversion agreement. In addition to the inducement fee, the Company incurred $1,605,000 in non-cash charges associated with the previously outstanding convertible notes. The Company also reclassified to additional paid-in capital $704,000 in charges that were taken in prior periods related to the amortization of the maturity premium associated with the previously outstanding convertible notes.

10. Stock-Based Compensation

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

         We have elected to adopt the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on our net loss and basic and diluted loss per share if we had recorded compensation expense for the estimated fair value of our stock-based employee compensation, consistent with SFAS No. 123:

                                                                 Three-Months Ended                 Six-Months Ended
                                                             June 30,         June 30,         June 30,         June 30,
                                                               2003            2002              2003            2002
                                                               ----            ----              ----            ----
Net loss - as reported..................................     $ (2,374)       $ (1,555)         $ (3,305)       $ (4,332)
Deduct: Total stock based employee compensation.........         (774)           (802)           (1,583)         (1,583)
                                                             --------        --------          --------        --------
Net loss - pro forma....................................     $ (3,148)       $ (2,357)         $ (4,888)       $ (5,915)
                                                             ========        ========          ========        ========

Basis and diluted loss per share - as reported..........     $  (0.06)       $  (0.04)         $  (0.09)       $  (0.12)
                                                             ========        ========          ========        ========
Basis and diluted loss per share - pro forma............     $  (0.08)       $  (0.07)         $  (0.13)       $  (0.17)
                                                             ========        ========          ========        ========

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

         The following table outlines our product pipeline from which we intend to focus the majority of our research, development, marketing and sales efforts at least through calendar year 2003 and also sets forth the current development status of our products and product candidates in each targeted therapeutic indication:

     PRODUCT                              THERAPEUTIC INDICATIONS                         DEVELOPMENT STATUS
     -------                              -----------------------                         ------------------
---------------------------------------------------------------------------------------------------------------------
Visicol(R)                o      Cleansing of colon prior to colonoscopy        FDA approved; marketed product
                                                                                FDA approved SNDA for new
                                                                                formulation
---------------------------------------------------------------------------------------------------------------------
                          o      Constipation                                   Post marketing study completed
                                                                                Phase IV ongoing
---------------------------------------------------------------------------------------------------------------------
                          o      Pre-operative colonic surgical procedures      Phase IV will commence in 2003
---------------------------------------------------------------------------------------------------------------------
IB-Stat(R)                o      Acute antispasmodic product immediately        Marketed product
                                 available for a variety of indications,
                                 including spasm of the colon
---------------------------------------------------------------------------------------------------------------------
Colirest(TM)              o      Crohn's and Ulcerative Colitis,                Phase II Crohn's disease complete
                                 collectively IBD                               Phase II ulcerative colitis complete
                                                                                Phase IIb Crohn's disease ongoing
---------------------------------------------------------------------------------------------------------------------
Hematrol(TM)              o      Idiopathic Thrombocytopenic Purpura, or ITP    Phase II complete
                                                                                Phase III on hold
---------------------------------------------------------------------------------------------------------------------

         We began generating sales revenue in January 2001 with the commercial introduction of our lead product, Visicol(R), and during the quarter ended June 30, 2002, we launched IB-Stat(R), our second commercial product. Operations were previously funded primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since our inception. Prospectively, we expect to be profitable for the remainder of the calendar year 2003 and beyond. At June 30, 2003, our accumulated deficit was approximately $73,704,000.

Critical Accounting Policies and Practices

         In "Cautionary Advice Regarding Disclosures about Critical Accounting Policies" (SEC Release No. 33-8040, December 12, 2001), the SEC advised Companies to provide more information about a company's most critical accounting policies, i.e., the specific accounting policies that have the most impact on a company's results and require the most difficult, subjective or complex judgments by management. We have identified the following accounting policies that may constitute "critical accounting policies," under the guidance provided by the release.

         o Stock based compensation. It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to account for our stock option plans rather than Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Had we applied SFAS No. 123, our net loss for the three and six-months ended June 30, 2003 and 2002 would have been larger (see financial statement note 10).

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

         o Deferred taxes. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax asset items are deductible. At June 30, 2003, management has concluded that a full valuation allowance is necessary for deferred tax assets.

Results of Operations

         We incurred losses of $2,374,000 and $3,305,000 or $0.06 and $0.09 per basic and diluted share for the three and six-month periods ended June 30, 2003, compared to losses of $1,555,000 and $4,332,000 or $0.04 and $0.12 per basic and diluted share for the same periods a year ago. The current period losses include one-time non-cash charges related to our previously outstanding June 2005 convertible notes. Non-cash charges related to these notes were $2,355,000 and $2,822,000 for the three and six-month periods ended June 30, 2003, compared to similar charges during the same periods a year ago for our previously outstanding June 2003 convertible of $34,000 and $68,000. These charges appear on our income statement below income (loss) from operations as a separate line item described as non-cash accretion and premium. We will not incur any future charges related to any of our previously outstanding convertible notes beyond June 30, 2003, the date of our executed conversion agreement with the previous noteholders. Prospectively, we expect to have net income for each of the quarters in the second half of 2003 as a result of increased revenues from the sale of Visicol(R) and decreased expenses as a result of the elimination of our long-term debt.

         Product revenue was $3,339,000 and $5,875,000 for the three and six-month periods ended June 30, 2003, compared to $1,963,000 and $2,921,000 for the same periods a year ago. Prescription levels continue to increase, resulting in increased orders from wholesalers and large retail chains. We believe the increased prescription levels have been fueled by increased market awareness and acceptance of Visicol(R). Approximately 89,000 prescriptions were filled for Visicol(R) during the second quarter of 2003 as compared to approximately 80,000, 69,000, 61,000, and 48,000 during the four preceding quarters. We anticipate that product revenues for the 2003-year will be in the range of $12,000,000 to $14,000,000.

         Our gross profit was $2,916,000 and $5,063,000 for the three and six-month periods ended June 30, 2003, compared to $1,503,000 and $2,195,000 for the same periods a year ago. Gross profit as a percentage of sales for product revenue was 86% and 85% for the three and six-month periods ended June 30, 2003, compared to 74% and 73% for the same periods a year ago. Increases in gross profit and gross profit as a percent of sales for product revenue were the result of increased order volume, increased sales price per unit, decreased manufacturing cost per unit, and decreased distribution costs for Visicol(R). We expect that gross profit and gross profit as a percent of sales for product revenue will increase as our sales volume increases, allowing us to spread further our fixed cost of goods and the opportunity to more strongly negotiate our future agreements with suppliers and manufacturers.

         We incurred research and development expenses of $448,000 and $789,000 for the three and six-month periods ended June 30, 2003, compared to $870,000 and $2,472,000 for the same periods a year ago. The decreases were the result of less development costs associated with Visicol(R) and the internalized management of previously outsourced functions related to the ongoing Colirest(TM) clinical trial. We expect that research and development costs will be in the range of $1,200,000 and $1,500,000 for the 2003-year.

         Sales and marketing costs of $1,475,000 and $2,895,000 were incurred for the three and six-months ended June 30, 2003, compared to $1,350,000 and $2,380,000 for the same periods a year ago. Sales and marketing costs included expenses associated with our sales force, which currently stands at 36 sales representatives and three district managers, along with marketing campaigns related to Visicol(R) and IB-Stat(R). We expect that sales and marketing costs will be in the range of $5,400,000 and $6,000,000 for the 2003-year.

         General and administrative expenses were $735,000 and $1,248,000 for the three and six-months ended June 30, 2003, compared to $577,000 and $1,170,000 for the same periods a year ago. We expect that general and administrative costs will be in the range of $2,000,000 and $2,500,000 for the 2003-year.

         Decreased interest income was the result of significantly reduced interest rates and decreased average cash and investment balances for the three and six-months ended June 30, 2003 compared to the same period a year ago. Increased interest expense compared to the same period a year ago was the result of interest related to our previously outstanding convertible notes.

Liquidity and Capital Resources

         At June 30, 2003, we had cash and cash equivalents of $10,896,000. The cash and cash equivalents balance at June 30, 2003 included net proceeds from second quarter warrant and option exercises of $1,723,000.

         We believe that our financial resources are adequate for our operations for at least the next 12 months and, if we meet our sales objectives, we will not require additional capital to fund our operations. Our line of credit is due to expire in January 2004. While it is our intention to renew the credit facility for an additional one-year term, we believe that the combination of our current cash balance along with anticipated cash flows from operations would be adequate to pay in full our outstanding borrowings on this credit line if it were not renewed in January 2004.

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

         We are currently conducting a clinical trial of Colirest(TM) in Crohn's disease, recently commenced a study for the use of Visicol(R) for constipation, anticipate commencing a study for the use of Visicol(R) in pre-operative colonic surgical procedures, and continue to market and sell Visicol(R) and IB-Stat(R) to distributors and drug store chains. During 2003, we expect to spend approximately $250,000 on the Visicol(R) studies and Visicol(R) product development, $500,000 on the Colirest(TM) study, and $6,000,000 on Visicol(R) sales and marketing costs. These activities will be funded by our current cash balance and future product sales. If product sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

         We anticipate reaching net income next quarter and expect to be profitable for the remainder of 2003. To achieve operating profits, we, alone or with others, must successfully market and sell our products. In addition, revenues from product sales must be greater than the sum of cost of goods sold, research and development costs, sales and marketing costs and general and administrative costs. While we expect to realize net income for the remainder of 2003, we cannot provide any assurance that we will be able to reach and/or sustain any level of profitability.

Research and Development Programs

         We currently have two significant research and development projects relating to: (i) Visicol(R)and (ii) Colirest(TM).

         Visicol(R). We have focused our Visicol(R) research and development on cleansing of the colon prior to colonoscopy and are presently marketing Visicol(R) for that indication. In addition, we expect to develop Visicol(R) for cleansing the colon prior to pre-operative colonic surgical procedures and for treating constipation. The current status of these projects are as follows: (i) for cleansing of the colon prior to colonoscopy, the FDA has approved both our NDA as well as our SNDA; (ii) for cleansing the colon prior to pre-operative colonic surgical procedures we intend to commence a Phase IV study; (iii) for treating constipation, we have completed a post marketing study and have commenced a Phase IV study during the second quarter of 2003. As of June 30, 2003, we have incurred cumulative total costs of approximately $11,447,000 in connection with our Visicol(R) research and development. During the quarter ended June 30, 2003, we incurred an aggregate of $448,000 in research and development expenses, approximately $103,000 of which was attributable to Visicol(R).

         Colirest(TM). We are developing Colirest(TM) for treatment of IBD and have completed a Phase II study in Crohn's disease patients and a Phase II study in ulcerative colitis patients. In June 2001, we began a Colirest(TM) clinical Phase IIb study of Crohn's disease patients. We anticipate an interim analysis during 2004. As of June 30, 2003, we have incurred cumulative total costs of approximately $6,616,000 in connection with the development of Colirest(TM) and related compounds. During the quarter ended June 30, 2003, we incurred an aggregate of $448,000 in research and development expenses, approximately $68,000 of which was attributable to Colirest(TM).

         Indirect Costs. In addition to the direct costs related to the development of our technologies, we incurred indirect non-technology specific overhead costs. These expenses include the salaries and administrative costs of managing our research and development projects, which for the quarter ended June 30, 2003 equaled approximately $277,000.

Recently Issued Accounting Pronouncements

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities," and Statement of Financial Accounting Standard No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and is related to certain derivatives embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. SFAS No. 149 currently has not had an impact on our financial position, results of operations or cash flows.

         In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 currently has not had an impact on our financial position, results of operations or cash flows.

Certain Risks Related to Our Business

Risks Related To Our Operations

We have generated significant losses to date. If we incur substantial losses in the future, then the value of our common stock is likely to be reduced. Also, we may never maintain a profitable level of operations.

         Our first sale of Visicol(R) occurred in January 2001 and our first shipment of IB-Stat(R) occurred in June 2002. We have a significant accumulated deficit and have incurred losses in each year since our inception on July 1, 1993. Visicol(R), IB-Stat(R) and our product candidates are in various stages of marketing or development and require significant research, development and testing. If our sales, marketing, and research spending in the foreseeable future are greater than product sales, we may never conduct our operations at a profit. Our common stock is likely to decrease in value if we fail to generate profits or if the market believes that we are unable to generate profits.

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

         We have contracted with Mallinckrodt, Inc. to supply us with active pharmaceutical ingredients for Visicol(R). A significant portion of the Visicol(R) tablet is monobasic and dibasic sodium phosphate. Mallinckrodt has agreed to supply these ingredients in a manner that meets FDA requirements. The FDA has approved the manufacturing process for these active ingredients, but the Drug Master File for the sodium phosphate is only for one location at Mallinckrodt. If this location were to shut down for any reason, a delay in the delivery of our active pharmaceutical ingredients would occur and could impact future sales of Visicol(R). We are currently working towards submitting a Drug Master File with the FDA for another Mallinckrodt facility in order to minimize this risk.

         We have contracted with Pharmaceutical Manufacturing Research Services, Inc., a manufacturing development company, to supply commercial quantities of Visicol(R), and Morton Grove Pharmaceutical, a generic drug manufacturer, to supply IB-Stat(R) in a manner that meets FDA requirements. The FDA has approved the manufacturing processes of Pharmaceutical Manufacturing Research Services and Morton Grove. Pharmaceutical Manufacturing Research Services and Morton Grove must maintain compliance with FDA standards regarding the manufacturing of Visicol(R) and IB-Stat(R) at all times. The failure to maintain compliance with FDA standards could result in the loss of "approved status" at Pharmaceutical Manufacturing Research Services and Morton Grove. Any such loss would have a significant negative impact on us since we do not have an approved secondary manufacturer for Visicol(R) or IB-Stat(R). We are currently working with an appropriate secondary manufacturer of Visicol(R), which has not yet been approved by the FDA.

         We have contracted with PCI Services to package Visicol(R) in a manner that meets FDA requirements. The FDA has approved this facility for the packaging of Visicol(R). In the event that PCI were unable to package Visicol(R) for us, the FDA has also approved Fisher Clinical Services, Inc. for packaging of Visicol(R). IB-Stat(R) is packaged at Morton Grove(R), which has been approved by the FDA.

If the owners of technology licensed to us terminate our license agreements, then these owners could prevent us from developing, manufacturing or selling the product covered by such license.

         We have acquired the worldwide exclusive right to market Visicol(R), Colirest(TM) and Hematrol(TM) under various license agreements. Each of the owners of the technology licensed to us may terminate the license prior to its expiration date under certain circumstances, including our failure to comply with commitments related to the development of the products specified in the licenses. For example, some of our licensing agreements require us to spend specific amounts for research and development of our products. If we do not comply with the terms of these agreements, the owners of the licensed technology could demand the return of all rights to the licensed technology, and force us to cease developing, manufacturing or selling the products covered by that license.

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we will not be able to conduct our operations at a profit.

         We have products and product candidates that compete in four very competitive segments of the pharmaceutical industry. These include: (i) purgative agents for cleansing the colon, which include Visicol(R); (ii) antispasmodics, which include IB-Stat(R); and receptor based technologies which includes product candidates (iii) Colirest(TM) and (iv) Hematrol(TM). We are likely to encounter significant competition with respect to Visicol(R), IB-Stat(R) and our product candidates currently under development, including, but not limited to, competition from: (a) Braintree Laboratories, Inc., Schwarz Pharma Inc. and C.B. Fleet Company, Inc. with respect to Visicol(R); (b) Schwarz Pharma Inc. with respect to IB-Stat(R); (c) AstraZeneca plc, Salix Pharmaceuticals, IDEC Pharmaceuticals Corporation, Procter & Gamble Pharmaceuticals, Solvay S.A., Centocor, Inc. (Johnson & Johnson) and Shire Pharmaceuticals Group plc with respect to Colirest(TM); and (d) Immune Response Corporation, Autoimmune, Inc. and Nabi Biopharmaceuticals with respect to Hematrol(TM).

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

         In 1997, the U.S. Patent and Trademark Office issued a patent covering the use of Visicol(R) as a colonic cleansing agent or as a laxative, and in December 2000, the U.S. Patent and Trademark Office issued to us a patent for numerous solid-dose colonic cleansing agents. Similar patents have been issued in Canada and in Europe.

         IB-Stat(R)is not patentable.

         In April 2003, the U.S. Patent and Trademark Office granted a Notice of Allowance for the patent covering the treatment IBD with Colirest(TM) and other similar compounds.

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

     o   acquiring additional products and product candidates for our portfolio;
     o researching and developing our product candidates, including participating in human clinical trials;
     o   seeking necessary approvals from the government;
     o   developing manufacturing capabilities; and
     o   funding our growth as a company.

         We believe that our current capital resources will continue to fund our operations for at least the next 12 months, and if we meet our sales objectives, we will not require additional capital to fund our operations. The success of Visicol(R) and IB-Stat(R) directly impacts our need for additional capital. Our future capital requirements will depend on a variety of factors. For example, if we experience continued progress in our research and development activities, or if we determine that it is necessary to prosecute and enforce our patents, we may require additional capital. In addition, our current and future marketing activities will affect our future capital requirements. If we inaccurately predict our future capital requirements, we may be unable to continue our operations.

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

FDA manufacturing approval:

         The FDA requires pharmaceutical companies to include detailed manufacturing information in a new drug application. The FDA has mandated that all manufacturing facilities and processes comply with good manufacturing practices, commonly known as GMP. GMP is a body of federal regulations and guidelines that govern the manufacture of drugs for human use. For example, all manufacturers must pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, drug manufacturers must demonstrate that:

     o the drug product can be consistently manufactured at the same quality standard;
     o   the drug product is stable over time; and
     o the level of chemical impurities in the drug product is under a designated level.

         The FDA has inspected the manufacturing facilities for Visicol(R) and IB-Stat(R). The FDA may still, however, prevent us from continuing to market Visicol(R) or IB-Stat(R) if we:

     o do not continue to consistently manufacture appropriate amounts of Visicol(R) and IB-Stat(R) or
     o cannot continue to repeat the manufacturing process used to manufacture the validation batches of Visicol(R).

         We currently have only one approved manufacturer of Visicol(R) and one manufacturer for IB-Stat(R). We have, however, initiated the process to obtain a qualified secondary manufacturer of Visicol(R).

FDA oversight after product approval:

         After the FDA approves a product, the FDA continues to regulate the product. In particular, the FDA may require post-marketing testing and surveillance to monitor the effects of our marketed products or may require drug label changes, which could hinder the marketability of our marketed products. In addition, the FDA may place conditions on our marketed products that could restrict the sale or use of our products.

The FDA could prevent us from marketing IB-Stat(R)

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

         The FDA may delay or halt the clinical development of our product candidates at any stage, or may deny us approval to market a product. If the FDA takes any of these adverse actions, we may delay or stop the development of a product or may be unable to sell such product. We do not believe we are subject to risks that are materially different than other pharmaceutical companies seeking FDA approval. The process of obtaining FDA approval is expensive, time-consuming and often filled with unexpected hurdles. Even if we receive approval of a product candidate, the FDA may limit and restrict the drug's use and may subject our products to continuous review. If we fail to comply with any applicable regulatory requirement, the FDA could impose penalties on us, including:

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

Risks Related To Our Common Stock Outstanding

If the holders of our outstanding options and warrants exercise such options and warrants and subsequently sell the common stock issued through such exercise, then the market price of the common stock may drop.

         At June 30, 2003, we had approximately 11,082,000 options and warrants outstanding. Options and warrants give the holder the right to purchase shares of a company's stock in the future for a predetermined price which may or may not be below the current market value of such company's stock at the time the option or warrant is exercised. In addition, as of June 30, 2003 we had an additional 977,000 options available for issuance pursuant to our option plans. To date, option and warrant holders have exercised approximately 7,383,000 options and warrants in the aggregate at prices ranging from $.50 to $5.56. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop.

If our common stock continues to be volatile and thinly traded, then our shareholders may not be able to sell their shares when desired.

         The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, the number of our shares theoretically available for sale in any one day is approximately 46,215,000 shares and our average daily trading volume for the twelve-month period ended June 30, 2003 has been approximately 148,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2004. The interest rate on our line of credit has fluctuated from 3.20% to 3.42% over the past three-months and the outstanding balance at June 30, 2003 was $4,427,000.

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

Item 4.  Controls and Procedures

         Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on the evaluation, our Chief Executive Officer and and Financial Officer have concluded that these controls and procedures are effective as of the Evaluation Date.

         Changes in internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

        Not applicable.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company's annual meeting of shareholders was held on June 2, 2003. At this meeting, shareholders of the Company:

        (i) Approved the election of six (6) directors.

        The number of votes cast for, and withheld from, each nominee is set forth below.

                                               For            Withheld
                                               ---            --------
         Leonard S. Jacob, M.D., Ph.D.      32,905,519         527,937
         J.R. LeShufy                       32,874,437         559,019
         Steven B. Ratoff                   32,975,440         458,016
         Norman D. Schellenger              33,187,014         246,442
         Thomas P. Stagnaro                 33,179,801         253,655
         Robert A. Vukovich, Ph.D.          33,204,046         229,410


        (ii) Ratified the election of KPMG, LLP as independent auditors of the Company for the year ending December 31, 2003.

                                 For             Against         Abstain
                                 ---             -------         -------
                             33,281,992          80,539          70,925

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

             31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32.1 Chief Executive Officer Certification pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             32.2 Chief Financial Officer Certification pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K.

                 The following current reports on Form 8-K were filed with the
             Securities and Exchange Commission via EDGAR:

             1. Form 8-K filed on July 15, 2003 with respect to the execution of a conversion agreement where previous noteholders of the Company agreed to convert all $13,000,000 of their then outstanding 10% Senior Secured Convertible Notes due June 2005. The earliest event covered by this report occurred on June 30, 2003.

             2. Form 8-K filed on May 5, 2003 with respect to the earnings release for the quarter ended March 31, 2003. The earliest event covered by this report occurred on April 29, 2003.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    INKINE PHARMACEUTICAL
                                    COMPANY, INC.


Date: August 14, 2003               By:  /s/ Leonard S. Jacob, M.D., Ph.D.
                                         ---------------------------------
                                    Leonard S. Jacob, M.D., Ph.D.
                                    Chairman of the Board and
                                    Chief Executive Officer



Date: August 14, 2003               By:  /s/ Robert F. Apple
                                         ---------------------------------
                                    Robert F. Apple
                                    Chief Operating and Financial Officer,
                                    (Authorized Officer
                                    and Principal Financial Officer)

                                 Exhibits Index

31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002