Form 10-Q
period 2003-09-30
INKINE PHARMACEUTICAL CO INC
filed 2003-10-31
CIK 929547

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

        At October 31, 2003, the registrant had outstanding 48,435,001 shares of common stock, par value $.0001 per share.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                      INDEX

                                                                                          PAGE
PART I - FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

               BALANCE SHEETS - as of September 30, 2003 (unaudited) and
               December 31, 2002.............................................................3

               STATEMENTS OF OPERATIONS (unaudited) - for the Three and Nine-Months
               Ended September 30, 2003 and 2002.............................................4

               STATEMENTS OF CASH FLOWS (unaudited) - for the Nine-Months Ended
               September 30, 2003 and 2002...................................................5

               STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (unaudited) -
               for the Nine-Months Ended September 30, 2003..................................6

               NOTES TO FINANCIAL STATEMENTS (unaudited).....................................7

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.........................................10

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS................20

        ITEM 4.  CONTROLS AND PROCEDURES....................................................20

PART II - OTHER INFORMATION.................................................................21

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................21

SIGNATURES..................................................................................22

EXHIBITS INDEX..............................................................................23


PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS

                      (in thousands, except share and per share amounts)


                                                                                         September 30, 2003      December 31, 2002
                                                                                         ------------------      -----------------
    ASSETS                                                                                   (unaudited)

Current assets:
    Cash and cash equivalents ..........................................................        $ 11,510              $ 12,151
    Accounts receivable ................................................................           1,120                   856
    Inventory ..........................................................................           1,028                   677
    Prepaid expenses and other current assets ..........................................             216                    87
                                                                                                --------              --------
        Total current assets ...........................................................          13,874                13,771

Deposits ...............................................................................              34                    34
Fixed assets ...........................................................................             158                   274
                                                                                                --------              --------

        TOTAL ASSETS ...................................................................        $ 14,066              $ 14,079
                                                                                                ========              ========

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable ...................................................................        $    951              $    967
    Accrued expenses ...................................................................           1,797                 3,222
    Line of credit .....................................................................           1,500                 4,444
                                                                                                --------              --------
              Total current liabilities ................................................           4,248                 8,633

Convertible subordinated notes (face value $13,000) ....................................              --                11,657
                                                                                                --------              --------

        Total liabilities ..............................................................           4,248                20,290

Shareholders' equity (deficit):
    Preferred stock, $.0001 par value; authorized 5,000,000
        shares; none issued and outstanding ............................................              --                    --
    Common stock, $.0001 par value; authorized 75,000,000
        shares; issued 48,451,266  and 37,812,458 shares,respectively...................               5                     4
    Less common stock held in treasury (16,515 shares) .................................             (37)                  (37)
    Additional paid-in capital .........................................................          82,425                64,222
    Deferred compensation ..............................................................             (48)                   --
    Accumulated deficit ................................................................         (72,527)              (70,400)
                                                                                                --------              --------

        Total shareholders' equity (deficit) ...........................................           9,818                (6,211)
                                                                                                --------              --------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ...........................        $ 14,066              $ 14,079
                                                                                                ========              ========


See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)


                                                          Three-Months Ended September 30,       Nine-Months Ended September 30,
                                                          --------------------------------       -------------------------------
                                                               2003               2002              2003                2002
                                                             --------           --------           --------           --------


Product revenue ........................................     $  4,333           $  2,222           $ 10,208           $  5,143
Other revenue ..........................................           --                 --                 49                 63
                                                             --------           --------           --------           --------
   REVENUE .............................................        4,333              2,222             10,257              5,206

Cost of goods sold .....................................         (604)              (445)            (1,465)            (1,234)
                                                             --------           --------           --------           --------
   GROSS PROFIT ........................................        3,729              1,777              8,792              3,972

Costs and expenses:
   Research and development ............................          464                459              1,253              2,931
   Sales and marketing .................................        1,443              1,698              4,338              4,078
   General and administrative ..........................          634                541              1,882              1,711
                                                             --------           --------           --------           --------
    OPERATING EXPENSES .................................        2,541              2,698              7,473              8,720
                                                             --------           --------           --------           --------

  INCOME (LOSS) FROM OPERATIONS ........................        1,188               (921)             1,319             (4,748)

Interest income ........................................            9                 28                 39                 92
Interest expense .......................................          (19)              (272)              (663)              (773)
Debt conversion inducement, non-cash
  accretion and non-cash premium .......................           --               (312)            (2,822)              (380)
                                                             --------           --------           --------           --------
   NET INCOME (LOSS) ...................................     $  1,178           $ (1,477)          $ (2,127)          $ (5,809)
                                                             ========           ========           ========           ========


   EARNINGS (LOSS) PER SHARE:
     BASIC .............................................     $   0.03           $  (0.04)          $  (0.05)          $  (0.17)
                                                             ========           ========           ========           ========
     DILUTED ...........................................     $   0.02           $  (0.04)          $  (0.05)          $  (0.17)
                                                             ========           ========           ========           ========
     WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC .............................................       46,703             34,948             40,966             34,895
     DILUTED ...........................................       51,170             34,948             40,966             34,895



See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)

                                                                                                     Nine-Months Ended September 30,
                                                                                                     -------------------------------
                                                                                                         2003                2002
                                                                                                       --------            --------
Operating activities:
  Net loss .................................................................................           $ (2,127)           $ (5,809)
  Adjustments to reconcile net loss to net cash used in
        operating activities:
    Depreciation ...........................................................................                118                 125
    Amortization of deferred compensation ..................................................                 83                  57
    Stock issued for interest earned on convertible notes ..................................                 --                 275
    Non-cash accretion and premium .........................................................              2,047                 102
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable ......................................................               (264)               (170)
    (Increase) in inventory ................................................................               (351)               (388)
    (Increase) decrease in prepaid expenses and other assets ...............................               (129)                514
    Increase (decrease) in accounts payable and accrued expenses ...........................             (1,441)                412
                                                                                                       --------            --------
NET CASH USED IN OPERATING ACTIVITIES ......................................................             (2,064)             (4,882)

Investing activities:
    Capital expenditures ...................................................................                 (2)                (41)
    Proceeds from maturities and sales of investments ......................................                 --               4,787
                                                                                                       --------            --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........................................                 (2)              4,746

Financing activities:
    Proceeds from exercise of options and warrants - net of expenses .......................              4,369                 191
    Borrowings, net of repayments on line of credit ........................................             (2,944)                  8
                                                                                                       --------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................................................              1,425                 199
                                                                                                       --------            --------
Net increase (decrease) in cash and cash equivalents .......................................               (641)                 63

Cash and cash equivalents - beginning of period ............................................             12,151               7,379
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..................................................           $ 11,510            $  7,442
                                                                                                       ========            ========

See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                 (in thousands)



                                                                                                                          Total
                                          Common Stock     Additional                 Treasury Stock                   Shareholder's
                                        -----------------    Paid-In    Deferred      --------------       Accumulated   Equity
                                        Shares    Amount     Capital  Compensation   Shares     Amount       Deficit    (Deficit)
                                        ------   --------   --------  ------------   ------     ------       -------    --------

BALANCE - DECEMBER 31, 2002 ..........  37,796   $      4   $ 64,222     $   --         (17)   $   (37)   $  (70,400)   $ (6,211)
Common stock issued pursuant to
   conversion of convertible notes ...   7,027          1     12,999         --          --         --            --      13,000
Value of consultant options granted ..      --         --        131       (131)         --         --            --          --
Proceeds from options and warrants ...   3,612         --      4,369         --          --         --            --       4,369
Amortization of deferred
   compensation ......................      --         --         --         83          --         --            --          83
Unrealized debt premium on
   converted notes ...................      --         --        704         --          --         --            --         704
Net loss .............................      --         --         --         --          --         --        (2,127)     (2,127)
                                        ------   --------   --------   --------        ----    -------       -------    --------

BALANCE - SEPTEMBER 30, 2003..........  48,435   $      5   $ 82,425   $    (48)        (17)   $   (37)      (72,527)   $  9,818
                                        ======   ========   ========   ========        ====    =======       =======    ========


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

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In November 2002, the Emerging Issues Task Force ("EITF") finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple
Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective for arrangements entered into after June 30, 2003 and can be adopted prospectively. EITF Issue 00-21 has been adopted and did not impact the Company's financial position, results of operations or cash flows.

     In April 2003, the Financial  Accounting  Standards  Board ("FASB")  issued
Statement of Financial Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," and Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and is related to certain derivatives embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and to certain preexisting contracts. SFAS No. 149 is to be applied prospectively. SFAS No. 149 currently has not had an impact on the Company's financial position, results of operations or cash flows.

          In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after July 1,

2003. SFAS No. 150 currently has not had an impact on the Company's financial position, results of operations or cash flows.

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

5. RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform to current period presentation.

6. EARNINGS PER SHARE

        The following is a reconciliation of the denominator used in basic and diluted earnings (loss) per share (EPS) computations for the three and nine-months ending September 30, 2003 and 2002:

                                                                    Three-Months Ended                  Nine-Months Ended
                                                                September 30,    September 30,     September 30,     September 30,
                                                                     2003             2002             2003              2002
                                                                  --------         --------          --------          --------
Numerator:
Net income (loss) ...........................................     $  1,178         $ (1,477)         $ (2,127)         $ (5,809)
                                                                  ========         ========          ========          ========

Denominator:
Weighted-average shares outstanding used for
   basic earnings (loss) per share ..........................       46,703           34,948            40,966            34,895
Effect of dilutive securities:
   Stock options and warrants ...............................        4,467               --                --                --
                                                                  --------         --------          --------          --------
Weighted-average shares and dilutive stock
   options and warrants used for diluted
   earnings (loss) per share ................................       51,170           34,948            40,966            34,895
                                                                  ========         ========          ========          ========

        Stock options and warrants to purchase 1,089,000 shares of common stock between $3.94 and $8.44 per share were outstanding in the third quarter of 2003, but were excluded from the computation of diluted earnings (loss) per share because such stock options and warrants were anti-dilutive. All outstanding stock options and warrants to purchase shares of common stock during the nine-months ending September 30, 2003 and the three and nine-months ending September 30, 2002 were excluded from the computation of diluted earnings (loss) per share because such options were anti-dilutive since the Company we had net losses in the respective periods.

7. ALLOWANCE FOR SALES RETURNS

        The Company maintains an allowance for potential future sales returns. This allowance is evaluated on a quarterly basis based on product characteristics, wholesaler stocking patterns, and prescription trends. At September 30, 2003, the Company had a $229,000 returns allowance that was included in accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance for the nine-months ended September 30, 2003:

Allowance at December 31, 2002                      $149,000
Provision for estimated sales returns                215,000
Actual sales returns                                (135,000)
                                                    --------
    Allowance at September 30, 2003                 $229,000
                                                    ========

8. DEFERRED REVENUE

        For IB-Stat(R), the Company recognizes revenue based on prescription data. This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated. As a result, the Company has recorded deferred revenue of $496,000 and $524,000 that were included in accrued expenses on the balance sheet as of September 30, 2003 and December 31, 2002, respectively.

9. LINE OF CREDIT

        The Company maintains a $7,500,000 line of credit with a financial institution, which expires January 31, 2004. Monthly interest-only payments are made at a variable per annum rate of 2.20% plus the 30-day Dealer Commercial Paper Rate. Amounts outstanding under this credit line were $1,500,000 and $4,444,000 at September 30, 2003 and December 31, 2002, respectively. Average interest rates for the nine-month periods ended September 30, 2003 and 2002 were 3.35% and 3.95%, respectively.

10. CONVERTIBLE SUBORDINATED NOTES

        In December 2002, the Company completed a $13,000,000 private placement of June 2005 convertible notes together with 2,459,460 warrants. Proceeds from the placement were used to redeem the Company's then outstanding June 2003 convertible notes. The June 2005 notes were convertible into the Company's common stock at a conversion price of $1.85 per share and the warrants, which are not exercisable until December 2003, also have an exercise price of $1.85 per share. On June 30, 2003, the then holders of the June 2005 convertible notes executed a Conversion Agreement to convert all of the outstanding notes into the Company's common stock. The Company paid a fee of $750,000 to induce the execution of the conversion agreement. In addition to the inducement fee, the Company incurred $1,605,000 in non-cash charges associated with the previously outstanding convertible notes. The Company also reclassified to additional paid-in capital $704,000 in charges that were taken in prior periods related to the amortization of the maturity premium associated with the previously outstanding convertible notes.

11. STOCK-BASED COMPENSATION

        The Company applies the intrinsic method of accounting for all stock-based employee compensation in accordance with APB No. 25 "Accounting for Stock Issued to Employees," and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share. The Company generally grants its derivative securities at market on the grant date.

        The Company has elected to adopt the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148")." The following table illustrates the effect on the Company's net income (loss) and basic and diluted income (loss) per share if the Company had recorded compensation expense for the estimated fair value of its stock-based employee compensation, consistent with SFAS No. 123:


                                                                       Three-Months Ended                 Nine-Months Ended
                                                                  September 30,   September 30,      September 30,    September 30,
                                                                      2003             2002              2003              2002
                                                                   ----------       ---------        -----------       ----------
Net income (loss) - as reported ..............................     $    1,178       $  (1,477)       $    (2,127)      $   (5,809)

Deduct: Total stock based employee compensation ...............          (893)           (896)            (2,476)          (2,479)
                                                                   ----------       ---------        -----------       ----------
Net income (loss) - pro forma ................................     $      285       $  (2,373)       $    (4,603)      $   (8,288)
                                                                   ==========       =========        ===========       ==========
Earnings (loss) per share:
Basic - as reported ..........................................     $     0.03       $   (0.04)       $     (0.05)       $   (0.17)
                                                                   ==========       =========        ===========       ==========
Basic - pro forma ............................................     $     0.01       $   (0.07)       $     (0.11)       $   (0.24)
                                                                   ==========       =========        ===========       ==========
Diluted - as reported ........................................     $     0.02       $   (0.04)       $     (0.05)           (0.17)
                                                                   ==========       =========        ===========       ==========
Diluted - pro forma ..........................................     $     0.01       $   (0.07)       $     (0.11)       $   (0.24)
                                                                   ==========       =========        ===========       ==========

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

GENERAL

        We are a biopharmaceutical company focused on the diagnosis and treatment of gastrointestinal disorders, including: colon cancer, irritable bowel syndrome, or IBS, and inflammatory bowel disease, or IBD. Our development strategy has been to acquire late-stage drug candidates with short time lines to commercialization. We currently market and sell two pharmaceutical products, Visicol(R) and IB-Stat(R). In addition to our marketed products, we have two product candidates, Colirest(TM) and Hematrol(TM).

        The following table outlines our product pipeline from which we intend to focus the majority of our research, development, marketing and sales efforts at least through calendar year 2003 and also sets forth the current development status of our products and product candidates in each targeted therapeutic indication:




    PRODUCT                      THERAPEUTIC INDICATIONS                DEVELOPMENT STATUS
----------------------- ------------------------------------------- -------------------------------
Visicol(R)                o     Cleansing   of   colon   prior  to  FDA approved; marketed product
                                colonoscopy                         FDA  approved   SNDA  for  new
                                                                    formulation
----------------------- ------------------------------------------- -------------------------------
                          o     Constipation                        Post marketing study completed
                                                                    Phase IV ongoing
----------------------- ------------------------------------------- -------------------------------
                          o     Pre-operative   colonic   surgical  Phase IV will commence in 2003
                                procedures
----------------------- ------------------------------------------- -------------------------------
IB-Stat(R)                o     Acute antispasmodic  product for a  Marketed product
                                variety of indications, including
                                spasm of the colon and the
                                diagnostic procedure ERCP
----------------------- ------------------------------------------- -------------------------------
Colirest(TM)              o     Crohn's   disease  and  ulcerative  Phase   II   Crohn's   disease
                                colitis, collectively IBD           complete
                                                                    Phase  II  ulcerative  colitis
                                                                    complete
                                                                    Phase  IIb   Crohn's   disease
                                                                    ongoing
----------------------- ------------------------------------------- -------------------------------
Hematrol(TM)              o     Idiopathic Thrombocytopenic         Phase II complete
                                Purpura, or ITP                     Phase  III  placed  on hold by
                                                                    InKine
----------------------- ------------------------------------------- -------------------------------

        We began generating sales revenue in January 2001 with the commercial introduction of our lead product, Visicol(R), and during the quarter ended June 30, 2002, we launched IB-Stat(R), our second commercial product. Operations were previously funded primarily from the proceeds of public and private placements of securities. We have incurred net losses in each year since our inception. Prospectively, we expect to be profitable for the remainder of the calendar year 2003. At September 30, 2003, our accumulated deficit was approximately $72,527,000.

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

   o Revenue Recognition. Revenue from sales of Visicol(R)is recognized when, pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," all four of the following criteria are met: (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed and (iv) collection is reasonably assured. Product demand from our customers during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate inventory positions in the distribution channel. If we believe these levels are too high based on prescription demand, we may not accept purchase orders from or may not ship additional product to our customers until these levels are reduced. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenues at the time such revenues are recognized. We establish these revenue reductions as our best estimate at the time of sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves. For IB-Stat(R), we recognize revenue based on prescription data, net of estimated cash discounts. This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated.

   o Stock based compensation. It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to account for our stock option plans rather than Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Had we applied SFAS No. 123, our net income for the three-months ended September 30, 2003 would have been less and our net loss for the three-months ended September 30, 2002 and nine-months ended September 30, 2003 and 2002 would have been greater (see financial statement note 11).

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

   o Deferred taxes. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax asset items are deductible. At September 30, 2003, management has concluded that a full valuation allowance is necessary for deferred tax assets give that we have only been profitable for one quarter.

RESULTS OF OPERATIONS

        We generated net income of $1,178,000 or $0.03 per basic share ($0.02 per diluted share) and a net loss of ($2,127,000) or ($0.05) per basic and diluted share for the three and nine-month periods ended September 30, 2003, compared to losses of ($1,477,000) and ($5,809,000) or ($0.04) and ($0.17) per
basic and diluted share for the same periods a year ago. The loss for the nine-month period ending September 30, 2003 included a one-time $2,822,000 non-cash charge related to our previously outstanding June 2005 convertible notes. Similar charges of $312,000 and $380,000 were incurred during the three and nine-month periods ended September 30, 2002 for our previously outstanding June 2003 convertible notes. These charges appear on our income statement below income (loss) from operations as a separate line item described as debt conversion inducement, non-cash accretion and non-cash premium. Prospectively, we expect to have net income for the last quarter of 2003 as a result of continued demand for Visicol(R) and decreased expenses due to the elimination of our convertible notes.

        Product  revenue  was  $4,333,000  and  $10,208,000  for the  three  and nine-month  periods  ended  September  30,  2003,  compared  to  $2,222,000  and
$5,143,000 for the same periods a year ago. Prescription levels continue to increase, resulting in increased orders from wholesalers and large retail chains. We believe the increased prescription levels have been fueled by increased market awareness and acceptance of Visicol(R). Approximately 95,000 prescriptions were filled for Visicol(R) during the third quarter of 2003 as compared to approximately 89,000, 80,000, 69,000, and 61,000 during the four preceding quarters. We anticipate that product revenues for the 2003-year will be in the range of $13,000,000 to $14,000,000.

        Our gross profit was $3,729,000 and $8,792,000 for the three and nine-month periods ended September 30, 2003, compared to $1,777,000 and $3,972,000 for the same periods a year ago. Gross profit as a percentage of sales for product revenue was 86% for both the three and nine-month periods ended September 30, 2003, compared to 80% and 76% for the same periods a year ago. Increases in gross profit and gross profit as a percent of sales for product revenue were the result of increased order volume, increased sales price per unit, decreased manufacturing cost per unit, and decreased distribution costs for Visicol(R). We expect that gross profit and gross profit as a percent of sales for product revenue will increase as our sales volume increases, allowing us to spread further our fixed cost of goods and the opportunity to more strongly negotiate our future agreements with suppliers and manufacturers.

        We incurred research and development expenses of $464,000 and $1,253,000 for the three and nine-month periods ended September 30, 2003, compared to $459,000 and $2,931,000 for the same periods a year ago. The decrease for the nine-month period ending September 30, 2003 was the result of internalizing the management of previously outsourced functions related to the ongoing Colirest(TM) clinical trial. We expect that research and development costs will be in the range of $1,500,000 and $1,700,000 for the 2003-year.

        Sales and marketing costs of $1,443,000 and $4,338,000 were incurred for the three and nine-months ended September 30, 2003, compared to $1,698,000 and $4,078,000 for the same periods a year ago. Sales and marketing costs included expenses associated with our sales force, which currently stands at 36 sales representatives and three district managers, along with marketing campaigns related to Visicol(R) and IB-Stat(R). We expect that sales and marketing costs will be in the range of $5,400,000 and $6,000,000 for the 2003-year.

        General and administrative expenses were $634,000 and $1,882,000 for the three and nine-months ended September 30, 2003, compared to $541,000 and $1,711,000 for the same periods a year ago. We expect that general and administrative costs will be in the range of $2,300,000 and $2,500,000 for the 2003-year.

        Decreased interest income was primarily the result of significantly reduced interest rates for the three and nine-months ended September 30, 2003 compared to the same period a year ago. Decreased interest expense compared to the same period a year ago was the result of the elimination of our convertible notes and decreased balance and interest rate on our line of credit.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 2003, we had cash and cash equivalents of $11,510,000. The cash and cash equivalents balance at September 30, 2003 included net proceeds from third quarter warrant and option exercises of $2,646,000.

   We believe that our financial resources are adequate for our operations for at least the next 12 months and, if we meet our sales objectives, we do not anticipate requiring additional capital to fund our operations. Our line of credit is due to expire in January 2004. While it is our intention to renew the credit facility for an additional one-year term, we believe that the combination of our current cash balance along with anticipated cash flows from operations would be adequate to pay in full our outstanding borrowings on this credit line if it were not renewed in January 2004.

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

    We are currently conducting a clinical trial of Colirest(TM) in Crohn's disease, continuing to study the use of Visicol(R) for constipation, anticipating commencing a study for the use of Visicol(R) in pre-operative colonic surgical procedures, and continuing to market and sell Visicol(R) and IB-Stat(R) to distributors and drug store chains. During 2003, we expect to spend up to $300,000 on the Visicol(R) studies and Visicol(R) product development, $500,000 on the Colirest(TM) study, and $6,000,000 on Visicol(R) sales and marketing costs. These activities will be funded by our current cash balance and future product sales. If product sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

    We anticipate being profitable for the fourth quarter. To achieve operating profits, we, alone or with others, must successfully market and sell our products. In addition, revenues from product sales must be greater than the sum of cost of goods sold, research and development costs, sales and marketing costs and general and administrative costs. While we expect to realize net income for the remainder of 2003, we cannot provide any assurance that we will be able to reach and/or sustain any level of profitability.

RESEARCH AND DEVELOPMENT PROGRAMS

     We currently have two significant research and development projects relating to: (i) Visicol(R)and (ii) Colirest(TM).

    Visicol(R). We have focused our Visicol(R) research and development on cleansing of the colon prior to colonoscopy and are presently marketing Visicol(R) for that indication. In addition, we expect to develop Visicol(R) for cleansing the colon prior to pre-operative colonic surgical procedures and for treating constipation. The current status of these projects are as follows: (i) for cleansing of the colon prior to colonoscopy, the FDA has approved both our NDA as well as our SNDA; (ii) for cleansing the colon prior to pre-operative colonic surgical procedures we intend to commence a Phase IV study; and (iii) for treating constipation, we completed a post marketing study and commenced a Phase IV study during the second quarter of 2003. As of September 30, 2003, we have incurred cumulative total costs of approximately $11,537,000 in connection with our Visicol(R) research and development. During the quarter ended September 30, 2003, we incurred an aggregate of $464,000 in research and development expenses, approximately $90,000 of which was attributable to Visicol(R).

    Colirest(TM). We are developing Colirest(TM) for treatment of IBD and have completed a Phase II study in Crohn's disease patients and a Phase II study in ulcerative colitis patients. In June 2001, we began a Colirest(TM) clinical Phase IIb study of Crohn's disease patients. We anticipate an interim analysis during 2004. As of September 30, 2003, we have incurred cumulative total costs of approximately $6,687,000 in connection with the development of Colirest(TM) and related compounds. During the quarter ended September 30, 2003, we incurred an aggregate of $464,000 in research and development expenses, approximately $71,000 of which was attributable to Colirest(TM).

    Indirect Costs. In addition to the direct costs related to the development of our technologies, we incurred indirect non-technology specific overhead costs. These expenses included the salaries and administrative costs of managing our research and development projects, which for the quarter ended September 30, 2003 equaled approximately $303,000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In November 2002, the Emerging Issues Task Force ("EITF") finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple
Deliverables", which provides guidance or the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective for arrangements entered into in fiscal periods beginning after June 30, 2003 and can be adopted prospectively. EITF Issue 00-21 has been adopted and did not impact our financial position, results of operations or cash flows.

     In April 2003, the Financial  Accounting  Standards  Board ("FASB")  issued
Statement of Financial Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," and Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and is related to certain derivatives embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and to certain preexisting contracts. SFAS No. 149 is to be applied prospectively. SFAS No. 149 currently has not had an impact on our financial position, results of operations or cash flows.

          In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after July 1, 2003. SFAS No. 150 currently has not had an impact on our financial position, results of operations or cash flows.

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks Related To Our Operations
-------------------------------

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

If Visicol(R) and IB-Stat(R) is not accepted by doctors, hospitals, insurers or patients, than we may not be profitable.

        If Visicol(R) and IB-Stat(R) fail to achieve and maintain market acceptance, our ability to become profitable in the future will be adversely affected. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy and cost effectiveness. In addition, market acceptance depends on the effectiveness of our marketing strategy and the availability of reimbursement for such products.

If we do not have adequate insurance for product liability claims, then we may be subject to significant expenses relating to these claims.

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

        We have contracted with Cardinal Health Packaging Services to package Visicol(R) in a manner that meets FDA requirements. The FDA has approved this facility for the packaging of Visicol(R). In the event that Cardinal Health Packaging Services were unable to package Visicol(R) for us, the FDA has also approved Fisher Clinical Services, Inc. for packaging of Visicol(R). IB-Stat(R) is packaged at Morton Grove, which has been approved by the FDA.

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

        We have products and product candidates that compete in four very competitive segments of the pharmaceutical industry. These products and product candidates include: (i) purgative agents for cleansing the colon, which include Visicol(R); (ii) antispasmodics, which include IB-Stat(R); and receptor based technologies which includes product candidates (iii) Colirest(TM) and (iv) Hematrol(TM). We are likely to encounter significant competition with respect to Visicol(R), IB-Stat(R) and our product candidates currently under development, including, but not limited to, competition from: (a) Braintree Laboratories, Inc., Schwarz Pharma Inc. and C.B. Fleet Company, Inc. with respect to Visicol(R); (b) Schwarz Pharma Inc., Eli Lily and Company and Bedford Laboratories with respect to IB-Stat(R); (c) AstraZeneca plc, Salix Pharmaceuticals, IDEC Pharmaceuticals Corporation, Procter & Gamble Pharmaceuticals, Solvay S.A., Centocor, Inc. (Johnson & Johnson) and Shire Pharmaceuticals Group plc with respect to Colirest(TM); and (d) Immune Response Corporation, Autoimmune, Inc. and Nabi Biopharmaceuticals with respect to Hematrol(TM).

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

Risks Relating To Financing Our Business
----------------------------------------

We may need additional capital in the future in order to continue our operations.

        We may need additional capital to further develop, manufacture and market Visicol(R), IB-Stat(R) and our product candidates if the future revenues from our marketed products fall short of current assumptions. Specifically, we will need funds for the following:

   o conducting additional studies of Visicol(R)to increase the utilization of the product through product enhancements and through new therapeutic areas;
   o acquiring additional products and product candidates for our portfolio;
   o researching and developing our product candidates, including participating in human clinical trials;
   o seeking necessary   approvals  from  the government;
   o developing manufacturing capabilities; and
   o funding our growth as a company.

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

Risks Relating to Regulatory Matters
------------------------------------

If we do not maintain required approvals from the government, then we may not successfully manufacture, market or sell our marketed products.

FDA manufacturing approval:
--------------------------

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

        The FDA has inspected the manufacturing facilities for Visicol(R) and IB-Stat(R). The FDA may still, however, prevent us from continuing to market Visicol(R) or IB-Stat(R) if we:

   o do  not  continue  to  consistently   manufacture  appropriate  amounts  of
     Visicol(R) and IB-Stat(R)or
   o cannot continue to repeat the manufacturing process used to manufacture the validation batches of Visicol(R).

        We currently have only one approved manufacturer of Visicol(R) and one manufacturer for IB-Stat(R). We have, however, initiated the process to obtain a qualified secondary manufacturer of Visicol(R).

FDA oversight after product approval:
-------------------------------------

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

The FDA could prevent us from marketing IB-Stat(R):
---------------------------------------------------

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

Risks Related To Our Common Stock Outstanding
---------------------------------------------

If the holders of our outstanding options and warrants exercise such options and warrants and subsequently sell the common stock issued through such exercise, then the market price of the common stock may drop.

        At September 30, 2003, we had approximately 8,697,000 options and warrants outstanding. Options and warrants give the holder the right to purchase shares of a company's stock in the future for a predetermined price which may or may not be below the current market value of such company's stock at the time the option or warrant is exercised. In addition, as of September 30, 2003, we had an additional 1,039,000 options available for issuance pursuant to our option plans. To date, option and warrant holders have exercised approximately 9,707,000 options and warrants in the aggregate at prices ranging from $.50 to

$5.56. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop.

If our common stock continues to be volatile and thinly traded, then our shareholders may not be able to sell their shares when desired.

    The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, the number of our shares theoretically available for sale in any one day is approximately 48,435,000 shares and our average daily trading volume for the twelve-month period ended September 30, 2003 has been approximately 148,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2004. The interest rate on our line of credit has fluctuated from 3.11% to 3.57% over the past nine-months and the outstanding balance on our line of credit at September 30, 2003 was $1,500,000.

    Typically, a substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government and bank certificates of deposit. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument isexpected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio.

    We do not anticipate any material changes in our primary market risk exposures in 2003. We do not hold or issue any derivatives.

ITEM 4. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective as of the Evaluation Date.

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

        None.

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

               32.2 Chief Financial Officer Certification  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

                  The  following  current  report on Form 8-K was filed with the
               Securities and Exchange Commission via EDGAR:

               1. Form 8-K filed on August 7, 2003 with  respect to the earnings release for the quarter ended June 30, 2003. The earliest event covered by this report occurred on August 5, 2003.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   INKINE PHARMACEUTICAL
                                   COMPANY, INC.


Date: October 31, 2003             By:  /s/ Leonard S. Jacob, M.D., Ph.D.
                                        ---------------------------------
                                   Leonard S. Jacob, M.D., Ph.D.
                                   Chairman of the Board and
                                   Chief Executive Officer



Date: October 31, 2003             By:  /s/ Robert F. Apple
                                        -------------------
                                   Robert F. Apple
                                   Chief Operating and Financial Officer,
                                   (Authorized Officer and
                                   Principal Financial Officer)

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