Form 10-K
period 2003-12-31
INKINE PHARMACEUTICAL CO INC
filed 2004-02-25
CIK 929547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ]         Annual report pursuant to section 13 or 15(d) of the Securities
             Exchange Act of 1934 For the fiscal year ended December 31, 2003
                                       or
[   ]        Transition report pursuant to section 13 or 15(d) of the Securities
               Exchange Act of 1934 For the transition period from         to
                         Commission File Number 0-24972
                                                -------

                       INKINE PHARMACEUTICAL COMPANY, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter.)
               New York                                          13-3754005
       ------------------------------                        -------------------
      (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

       1787 Sentry Parkway West
        Building 18, Suite 440
        Blue Bell, Pennsylvania                                     19422
       ------------------------                               ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO __
                                       --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES X NO__
                                       --
The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $153,138,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Small Cap Market of The Nasdaq Stock Market on June 30, 2003. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's common stock outstanding as of February 12, 2004 was 48,494,486.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant's 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into
Part III of this Form 10-K.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                               INDEX TO FORM 10-K

                                                                            Page
                                                                      References
                                                                      ----------
PART I

       ITEM 1.  BUSINESS.......................................................1
       ITEM 2.  PROPERTIES....................................................17
       ITEM 3.  LEGAL PROCEEDINGS.............................................17
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........17

PART II

       ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                SHAREHOLDER MATTERS...........................................18
       ITEM 6.  SELECTED FINANCIAL DATA.......................................19
       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ..........................20
       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK...................................................26
       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................27
       ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................27
       ITEM 9A. CONTROLS AND PROCEDURES.......................................28

PART III

       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............28
       ITEM 11. EXECUTIVE COMPENSATION........................................28
       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT....................................................28
       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................28
       ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................28


PART IV

       ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K...................................................29

SIGNATURES....................................................................32

TABLE OF CONTENTS TO FINANCIAL STATEMENTS....................................F-1

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

OVERVIEW

We are a specialty pharmaceutical company focused on developing and commercializing pharmaceutical products to diagnose and treat gastrointestinal disorders. Our development strategy has been to acquire late-stage drug candidates with short time lines to commercialization. We currently market and sell two pharmaceutical products, Visicol(R) and IBStat(R). These products are further described below in the "Marketed Products" section. In addition to our marketed products, we have identified two product candidates, INKP-102 and Colirest(TM). These product candidates are further described below in the "Research and Development" section.

The following table outlines our product pipeline from which we intend to focus the majority of our research, development, marketing and sales efforts at least through calendar year 2004 and also sets forth the current development status of our products and product candidates in each targeted therapeutic indication:

           Product                    Therapeutic Indications                   Development Status
--------------------------------------------------------------------------------------------------------------------
 Visicol                           Colon cleansing prior to colonoscopy         FDA approved; marketed product
                                   ------------------------------------------ --------------------------------------
                                   Constipation                                 Post marketing study completed
                                                                                Phase IV on-going
                                   ------------------------------------------ --------------------------------------
                                   Pre-operative colonic surgical               Phase IV will commence during the
                                   procedures                                   first half of 2004
---------------------------        ------------------------------------------ --------------------------------------
INKP-102                           Colon cleansing prior to                     Phase II will commence during the
(next generation purgative)        colonoscopy                                  first half of 2004
---------------------------        ------------------------------------------ --------------------------------------
IB-Stat                            Symptoms associated with IBS                 Marketed product
                                   Reduction of bowel motility during
                                   certain diagnostic procedures
---------------------------        ------------------------------------------ --------------------------------------
Colirest                           Crohn's disease and ulcerative               Phase II Crohn's disease complete
                                   colitis, collectively Inflammatory           Phase II ulcerative colitis complete
                                   Bowel Disease (IBD)                          Phase IIb Crohn's disease on-going
--------------------------------------------------------------------------------------------------------------------

MARKETED PRODUCTS

We currently market and sell two pharmaceutical products listed below:

Visicol (brand of sodium phosphate tablets) is the first and only tablet purgative preparation that is currently indicated for bowel cleansing prior to colonoscopy.

Background and Statistics. According to the American Cancer Society, 2004 Cancer Facts and Figures, colorectal cancer is the second leading cause of cancer related deaths in the United States, with approximately 146,940 new cases and 56,730 deaths expected in 2004. Additionally, 90% of cases diagnosed are in patients over 50 with 62% of diagnosed patients being at an advanced stage. Although the five-year case fatality rate is 38%, if the disease can be diagnosed in an earlier localized stage, the survival rate approaches 90%.

The American Cancer Society's published guideline for colon cancer screening recommends periodic screening for everybody over the age of 50 years. More intensive screening, often starting at age 40, is recommended for various groups at high risk of colon cancer, including people with a family or personal history of colon cancer. Although colonoscopy is one of several methods used to screen for colon cancer, colonoscopy is considered to be the "gold standard" for colon cancer screening. Several large, recently published studies showing that colonoscopy is better at detecting cancer than several other common screening methods have strengthened this belief. Colonoscopy is also widely used as a follow up screening tool in most patients who have had suspicious findings with other screening methods.

The number of colonoscopy procedures has grown steadily over the last three years. According to HCIASachs Planning Solution data sources, in 1999 approximately 4.4 million procedures were performed. We estimate that in 2003, approximately 6.2 million colonoscopy procedures were performed. In spite of the growing number of procedures, patient concerns about the procedure and intolerance to current liquid bowel preparations have deterred patients from seeking a colonoscopy screening. This helps explain why, based on a 2003 Center for Disease Control study, in 2001, only 50% of the 77 million Americans older than age 50 had received colorectal cancer testing within the recommended screening periods.

Cleansing the colon with a purgative agent is necessary prior to colonoscopy to get a clear view of the colon's lining. Ineffective cleansing can result in poor visualization, which in turn can reduce the accuracy of the colonoscopy. Patient intolerance to the liquid bowel preparation methods has become an impediment to the initiation of colon screening. Nausea, vomiting, bloating, abdominal pain and taste are often the unpleasant aspects of the currently available liquid preparations. In a recently published study in The American Journal of Gastroenterology, bowel preparation was found to be the most commonly cited deterrent by patients to undergoing colonoscopy screening. This study cited a tablet bowel preparation as the most preferred alternative to liquid preparations.

Competition. The most commonly prescribed bowel preparations, other than Visicol, are administered in liquid form. The most frequently used liquid bowel preparations in the U.S. contain either polyethylene glycol salt solution (PEG) or sodium phosphate. There are three dominant prescription products which use
PEG: Golytely(R) and NuLYTELY(R), which are manufactured by Braintree Laboratories, Inc., and Colyte(R), which is manufactured by Schwarz Pharma, Inc. Each product requires the ingestion, over roughly three to four hours, of over a gallon of PEG, which tastes salty and is viscous. Sodium phosphate diluted in clear liquid (Fleet's Phospho-soda, manufactured by C.B. Fleet Company, Inc.) has also been used as an alternative. While the patient must ingest less than half the volume of liquid for effective colonic cleansing, the extremely salty taste of the sodium phosphate solution frequently causes nausea and vomiting.

Summary of Clinical Data. Clinical trials have shown that Visicol tablets provide effective colon cleaning with a significantly better side-effect profile than the most frequently prescribed liquid PEG bowel preparation, and that patients tolerate Visicol better than the most frequently prescribed liquid PEG bowel preparation. Study patients taking Visicol reported significantly less nausea, vomiting and bloating compared to patients taking the most frequently prescribed PEG. In addition, Visicol is virtually taste free and can be taken with water, ginger ale, lemonade or any other clear liquid. In our clinical studies, over 92% of patients who took Visicol were able to complete the entire preparation, as compared to 56% of patients who took the liquid bowel preparation. Over 90% of patients using Visicol in the same study reported that they would take Visicol again as a bowel preparation for a future colonoscopy.

FDA Approval and New Formulation. In September 2000, we received notification that Visicol, was approved for marketing as a preparation for colonoscopy. Following this notification, we immediately commenced marketing and sales efforts and in January 2001, we began shipping Visicol to our customers. During 2001, gastroenterologists reported the visualization of microcrystalline cellulose (MCC), in some patients receiving Visicol tablets. MCC is a commonly used, inert, but highly insoluble substance that binds and fills Visicol tablets. The presence of MCC may lengthen the colonoscopy procedure and therefore deterred some gastroenterologists from prescribing Visicol. As a result 2001 revenues were adversely affected.

We adopted three strategies for overcoming the issue of MCC visualization during colonoscopy. First, in October 2001, we conducted a Phase IV clinical study, which showed that Visicol's efficacy at a reduced dosing regimen (20% and 30% less tablets and clear liquid volume) was comparable to the labeled dose, with significantly reduced MCC visualization. Secondly, in March 2002, the FDA approved a supplemental new drug application (SNDA), for a new formulation of Visicol containing approximately 50% less MCC. In May 2002, we began shipping this new formulation to customers, and since that time, we have become the fastest growing bowel preparation for use in patients undergoing colonoscopy. Lastly, during 2003 we developed and filed a provisional patent application with the U.S. Patent and Trademark office for an MCC-free new generation purgative tablet (INKP-102). This product candidate is further described below in the "Research and Development" section.

Since our launch of the new formulation, physician groups and university centers have conducted a number of independent studies to determine patient preference of bowel preparations. One study, conducted in October 2002 at Rush Medical College in Chicago Illinois, compared Visicol tablets to a liquid PEG product. The study demonstrated that 92% of patients taking Visicol tablets would take the preparation again compared to only 12% of patients who took the liquid PEG solution. Additionally, 66% of patients who took the liquid PEG solution would prefer to take Visicol tablets. Visicol has been prescribed for use in over 750,000 patients since its introduction in 2001.

Another similar study, conducted by a clinical faculty member of the University of Pittsburgh and presented at the American College of Gastroenterology's annual meeting in October 2003, compared Visicol to both a liquid PEG solution and liquid sodium phosphate solution. The study concluded that Visicol and the liquid PEG solution cleansed better than the liquid sodium phosphate solution, there was significantly less vomiting with Visicol, there was a numerical trend towards less nausea and cramping with Visicol, and more patients were able to complete the Visicol preparation compared to the liquid preparations.

Finally, in April 2003, the American Society for Gastrointestinal Endoscopy cited sodium phosphate tablets (Visicol) as one of three widely accepted bowel preparations for colonoscopy. The guidelines state that "when compared with the polyethylene glycol-based preparation, sodium phosphate tablets demonstrate similar efficacy in cleansing of the colon, better patient tolerance, and fewer gastrointestinal side effects." Additionally, the guidelines state that "sodium phosphate tablets have been developed providing the same dose of salts as found in liquid solution without the unpleasant taste."

Additional Indications. We believe that Visicol may be effective as a laxative for constipation. The total U.S. market for constipation remedies in 2003 was approximately $1.0 billion, of which approximately $250 million is prescription drugs. 90% of the prescription drug market is comprised of two products. The most frequently prescribed prescription laxative, which entered the market in 1999, generated sales of over $110 million for the twelve months ending September 30, 2003. We believe that Visicol, administered in smaller doses than for bowel preparation, will prove to be an effective laxative that will compare favorably to existing products.

A recent controlled, randomized open-label post-marketing study using Visicol as a laxative was completed in 31 healthy adult volunteers. The study, which compared the safety and laxative effects of Visicol tablets to the most frequently prescribed prescription laxative, showed a consistent statistically significant pattern of greater and more prompt laxative effects for Visicol compared to the other product. Patients who took Visicol had significantly more daily bowel movements after just one day using Visicol than patients using the most frequently prescribed prescription laxative, whose label indicates that laxation may not occur for two to four days. We are currently conducting a Phase IV open-label dose ranging study of the use of Visicol to relieve the symptoms of chronic constipation. In this study, which we anticipate completing in the first half of 2004, we expect to learn the appropriate dosing regimen for Visicol in a broad range of constipated patients, as well as the safety of continued dosing over four weeks.

Additionally, colonic purgation can be required in pre-operative gastrointestinal, gynecological and urological surgical procedures. We believe that Visicol can be used as a pre-operative preparation instead of the liquid bowel preparations, which are currently used in a majority of procedures. We plan to commence a Phase IV study for the use of Visicol in pre-operative colonic surgical procedures during the first half of 2004.

IB-Stat (brand of hyoscyamine sulfate oral spray) is used for the treatment of symptoms associated with Irritable Bowel Syndrome (IBS) and other diagnostic procedures. IB-Stat is an acute antispasmodic product that is available for absorption more rapidly than solid dose formulations.

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

RESEARCH AND DEVELOPMENT

We are currently developing two pharmaceutical products candidates listed below:

INKP-102. We have filed a provisional United States patent application for a new generation of purgative products. The invention covers several highly soluble colonic purgative formulations in solid dosage forms that can be used to soften stool, promote laxation and/or induce complete purgation. If a patent issues, the new product will be protected for a significant period beyond the 2013 patent expiration of our current franchise product, Visicol. Clinical batches of this new product have been manufactured and formulated to yield smaller tablets that may be easier to ingest. Additionally, the new product does not contain any MCC. We intend to conduct clinical studies using alternative dosing regimens that utilize fewer tablets and allow for single-day administration and apply for FDA approval of this new product. We intend to complete a Phase II and initiate a Phase III clinical trial studying INKP-102's use as a purgative during 2004.

Colirest. We are currently evaluating Colirest for the treatment of Crohn's disease and ulcerative colitis. Colirest is a progesterone analog that inhibits pro-inflammatory mediators and may offer distinct safety advantages over traditional glucocorticoid steroid therapy.

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

Background and Statistics. IBD is a serious inflammatory disease of the gastrointestinal (GI) tract. It predominates in the intestine (ileum) and the large intestine (colon), but may occur in any section of the GI tract. IBD usually causes diarrhea, crampy abdominal pain, often fever, and at times rectal bleeding. Loss of appetite and subsequent weight loss also may occur.

Crohn's disease and ulcerative colitis are chronic diseases, whose cause is not known. Research has shown that in IBD the body's defenses are operating against some substances in the body, perhaps in the digestive tract, which they recognize as foreign. These foreign substances (antigens) may themselves cause the inflammation, or may stimulate the body's defenses to produce an inflammation that continues without control. Medication currently available decreases inflammation and usually controls the symptoms, but does not provide a cure.

Crohn's disease differs from ulcerative colitis in that Crohn's disease affects all layers of the intestine and ulcerative colitis affects only the innermost lining of the colon. It is estimated that there are approximately one million Americans with IBD, split evenly between Crohn's disease and ulcerative colitis. Males and females appear to be affected equally. While Crohn's disease afflicts people of all ages, ulcerative colitis is primarily a disease of the young. Most cases are diagnosed before age 30, but the disease can occur in the sixth, seventh and later decades of life.

Because no medical cure for IBD exists, the goals of medical treatment are to suppress the inflammatory response, permit healing of tissue and relieve the symptoms of fever, diarrhea, rectal bleeding and abdominal pain. Several groups of drugs form the mainstay of therapy. They are:

         1. Aminosalicylates: These medications include aspirin-like medications such sulfasalazine and mesalamine and 5-aminosalicylic acid.
         2. Corticosteroids: These medications include prednisone, methylprednisolone and budesonide.
         3. Immune modifiers: These medications include azathioprine, 6-mercaptopurine (6-MP), methotrexate and cyclosporine.
         4. Antibiotics: These medications include metronidazole, ampicillin, ciprofloxacin and others.
         5. Anti-TNF Inhibitor: infliximab.

Surgery becomes necessary when medication can no longer control the symptoms, or when there is an intestinal obstruction or other complication. In most Crohn's disease cases, the diseased segment of bowel is removed and the two ends of healthy bowel are joined together. It is not considered a cure for Crohn's disease because the disease frequently recurs at or near the site of anastomosis (i.e., the surgical reconnection of the bowel). For ulcerative colitis cases, the surgery involves the removal of the entire colon and rectum with the creation of an ileostomy or external stoma. Ulcerative colitis differs from Crohn's disease in that it is considered cured once the colon is removed.

Summary of Clinical Data. To date, we have completed a Phase II study in humans for use of Colirest to treat Crohn's disease and a Phase II study in humans for use of Colirest to treat ulcerative colitis. The results of the Phase II studies indicate that Colirest appears safe and effective in the treatment of both Crohn's disease and ulcerative colitis. We currently have approximately 65 patients enrolled in a Phase IIb study in Crohn's disease that we began in 2001. Once enrollment reaches our interim goal of 75 patients, and if data are positive, we will seek a marketing partner who will share in the remaining development costs associated with obtaining FDA approval for Colirest.

PROPRIETARY RIGHTS

Rights to Visicol were obtained through our agreement with the ALW Partnership pursuant to which we obtained an exclusive worldwide license, in perpetuity (subject to expiration of underlying patents and rights of termination in the event of breach by a party), to develop, use, market, sell, manufacture, have manufactured and sub-license, in the field of colonic purgatives or laxatives, the Field of Use, Visicol along with ALW Partnership's body of proprietary technical information, trade secrets and related know-how. A U.S. patent Non-Aqueous Colonic Purgative Formulations (covering any solid form of administration of sodium phosphate for use as a colonic cleansing agent or as a laxative) was issued in April 1997. Patents covering the use of Visicol to induce purgation of the colon have granted in Europe and Canada. In December 2000, the U.S. Patent and Trademark Office issued to us a patent for numerous other solid-dose colonic cleansing agents. A similar patent has also been granted to us in Canada. Our rights under the ALW License automatically extend to improvements developed by us and/or the ALW Partnership that are derivative of Visicol. In addition, we have a right of first refusal with respect to any new products which relate to the Field of Use but which are not derivative of Visicol. In November 2003, we filed a provisional U.S. patent application for a new generation purgative product (INKP-102). The invention covers several highly soluble colonic purgative formulations in solid dosage forms that can be used to soften stool, promote laxation and/or induce complete purgation.

Certain rights to Colirest are owned by the University of Pennsylvania, pursuant to which we have obtained an exclusive worldwide license for the term of the patents covered, to make, have made, use, sell and to exploit all patent and other rights under this license. In April 2003, the U.S. Patent and Trademark Office issued a patent covering the treatment of inflammatory bowel conditions, including ulcerative colitis and Crohn's disease with Colirest. This patent also provides us patent protection for the use of Colirest in treating patients with proctitis, microscopic colitis, allergic eosinophilic gastroenteritis, food allergies, drug induced esophagitis, celiac disease, recurrent polyps and hemorrhoids. Additionally, the patent covers Colirest in a variety of delivery forms such as tablet, enema, suppository, foam, gel, ointment and suspension.

In addition, certain rights to Hematrol(TM) are owned by the University of Pennsylvaniafor pursuant to which we have obtained an exclusive worldwide license. Hematrol, is a compound related to Colirest that we previously were developing for the treatment of idiopathic thrombocytopenic purpura. In order to focus our efforts on gastrointestinal products, we have ceased internal efforts to further develop Hematrol and are currently looking to sublicense Hematrol to a hematology focused pharmaceutical company.

MANUFACTURING

We do not have the resources, facilities or capabilities to manufacture any of our products or product candidates. We have no current plans to establish a manufacturing facility. We expect that we will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of our products or product candidates in accordance with regulatory standards.

Contract manufacturers may utilize their own technology, technology developed by us, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology and have ownership of the Drug Master File (DMF), our reliance on such contract manufacturer is increased, and we may have to obtain a license from such contract manufacturer to have our products manufactured by another party. Technology transfer from the original contract manufacturer may be required. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary DMF held by a contract manufacturer. FDA approval of the new manufacturer and manufacturing sight would also be required.

We have contracted with Mallinckrodt, Inc., a commercial supplier of pharmaceutical chemicals, to supply us with active pharmaceutical ingredients of monobasic and dibasic sodium phosphate, which comprises a significant portion of the Visicol tablets in a manner that meets FDA requirements. We have contracted with Pharmaceutical Manufacturing Research Services, Inc. (PMRS), a manufacturing development company, to supply commercial quantities of Visicol tablets in a manner that meets FDA requirements. The FDA has approved the manufacturing processes of Mallinckrodt and PMRS.

We have contracted with an appropriate secondary manufacturer of Visicol and an appropriate manufacturer to produce INKP-102 and Colirest. None of these manufacturers has yet been approved by the FDA. We have contracted with Cardinal Health Packaging Services and Fisher Clinical Services, Inc. to package Visicol on our behalf. These facilities have been FDA approved for the packaging of Visicol. We have contracted with Morton Grove Pharmaceuticals, Inc. to manufacture IB-Stat. Morton Grove's manufacturing facility has been inspected by the FDA.

MARKETING & SALES

We have a pharmaceutical marketing, sales and distribution organization. Our sales efforts are focused on physicians in private practice or at major medical centers in the United States. In general, our products are sold largely to wholesalers and large drug store chains. We utilize common pharmaceutical company marketing techniques, including sales representatives calling on individual physicians and pharmacies, advertisements, professional symposia, direct mail, public relations and other methods. We intend to market and sell our products outside of the United States through licensing and distribution relationships.

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

We entered into an agreement in February 2001 with Morton Grove Pharmaceuticals, Inc. to develop and manufacture IB-Stat, an oral hyoscyamine spray for the treatment of symptoms associated with IBS and other diagnostic uses. We began shipping IB-Stat to customers in June 2002. Under our agreement, Morton Grove developed and continues to supply the product, and we market and sell IB-Stat through our commercial operations. At this time, we do not intend to conduct any preclinical or clinical studies on this product.

We entered into a license agreement in September 2001 with Zeria Pharmaceutical Company, Ltd. of Tokyo, Japan to develop, manufacture, market and sell Visicol for use in Japan. Under the agreement, Zeria will develop Visicol as a bowel cleansing agent. As compensation for the license granted to Zeria, we received an up-front license fee of $500,000 and will receive an additional $2,000,000 in fixed license fees upon reaching certain development milestones. In addition, we will receive royalty payments based on net sales of Visicol in Japan. Zeria is responsible for all development costs.

In July 2002, we granted ZaBeCor Pharmaceutical Company the exclusive right to develop, manufacture, market and sell products and technologies covered by our patents relating to inflammatory disease. ZaBeCor shall pay us a royalty based on net sales of all products discovered or developed by ZaBeCor or its partners. ZaBeCor will be responsible for all development costs. We, however, have retained all rights to Colirest.

We entered into a license agreement in May 2003 with Paladin Labs Inc. of Montreal, Canada to register, sell, market and distribute Visicol for use in Canada. As consideration for the license, Paladin has paid an up-front license fee, with additional royalties due to us based on future net sales of Visicol. Paladin will be responsible for all costs to sell, market and distribute Visicol in Canada.

In December 2003, we entered into a non-exclusive co-promotion agreement with Sigma-Tau Pharmaceuticals, Inc., a subsidiary of Sigma-Tau International SA of Rome, Italy. Under the agreement, our U.S. gastrointestinal sales force will promote Sigma-Tau's VSL#3(R) in the second sales position behind Visicol. VSL#3 is a probiotic that is effective in treating certain gastrointestinal disorders, including pouchitis, an inflammation of the small bowel reservoir (or pouch). Pouchitis is the most frequent long-term complication following colon removal and pouch creation surgery for ulcerative colitis. Under the co-promotion agreement, we could receive up to $1.5 million over the one-year term based on the completion of 15,000 second position quarterly sales calls for a total of 60,000 second position calls.

We entered into a license agreement in January 2004 with Pharmatel Pty Ltd. of Sydney, Australia to register, sell, market and distribute Visicol for use in Australia and New Zealand. As consideration for the license, Pharmatel has paid an up-front license fee, with additional royalties due to us based on future net sales of Visicol. Pharmatel will be responsible for all costs to sell, market and distribute Visicol in Australia and New Zealand.

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

The results of the clinical trials are submitted to the FDA as part of a New Drug Application (NDA). Following extensive review of an NDA, the FDA may grant marketing approval, require additional testing or information, or deny the application. Sales of a new drug may commence following FDA approval of an NDA and satisfactory completion of a pre-approval review of the manufacturing facility and pertinent production records. If there are any modifications to the drug, including any changes in indication, manufacturing process, labeling or manufacturing facility, an NDA supplement may be required by the FDA.

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

COMPETITION

We have products and product candidates that compete in three very competitive segments of the pharmaceutical industry. These products and product candidates include: (i) purgative and laxative agents for cleansing the colon or relieving constipation, which includes Visicol and INKP-102; (ii) antispasmodics, which include IB-Stat; and (iii) products which treat patients with IBD which include our product candidate Colirest. We are likely to encounter significant competition with respect to Visicol, INKP-102, IB-Stat and Colirest, including, but not limited to, competition from: (a) Braintree Laboratories, Inc., Schwarz Pharma Inc., C.B. Fleet Company, Inc. and Novartis Pharmaceuticals Corporation with respect to Visicol and INKP-102; (b) Schwarz Pharma Inc., Eli Lily and Company and Bedford Laboratories with respect to IB-Stat; and (c) AstraZeneca plc, Salix Pharmaceuticals, IDEC Pharmaceuticals Corporation, Procter & Gamble Pharmaceuticals, Solvay S.A., Centocor, Inc. (Johnson & Johnson) and Shire Pharmaceuticals Group plc with respect to Colirest. Most of these entities have substantially greater financial, technical, manufacturing, sales, marketing, distribution and other resources. We may also face competition from companies using different or advanced technologies that could render our products obsolete.

AVAILABLE INFORMATION

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 electronically with the Securities and Exchange Commission. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.inkine.com or by contacting Edward Smith, Senior Director of Finance and Corporate Controller at our corporate offices by calling (215) 283-6850 or sending an e-mail message to esmith@inkine.com.

OTHER FACTORS TO BE CONSIDERED

Risks related to our business

We have achieved profitability for only two quarters to date. If we do not maintain our profitability or if we incur losses in the future, then the value of our common stock is likely to fall.

Our first sale of Visicol occurred in January 2001 and our first sale of IB-Stat occurred in June 2002. We have a significant accumulated deficit and have incurred losses and negative cash flow from operations in each year since inception on July 1, 1993. We achieved profitability and positive cash flow from operations each of the quarters in the second half of 2003. Visicol, INKP-102, IB-Stat and Colirest are in various stages of marketing or development and require significant research, development and testing. Visicol provides substantially all of our revenues. Our continued success and growth is primarily dependent on the performance of Visicol. If we are unsuccessful in achieving increased revenues through the sale of Visicol or through the sale of newly acquired or developed products, we will not be able to operate profitably in the future. Our common stock is likely to decrease in value if we fail to maintain profits or if the market believes that we are unable to maintain profits.

Our success and revenue currently depend on Visicol; if we do not continue to successfully market Visicol, our revenue might not grow, which could cause our stock price to decline.

We market sodium phosphate tablets in the United States under the brand name Visicol, and if approved by the FDA, we intend to market INKP-102 and co-market Colirest in the United States. Our prospects over the next three to five years are substantially dependent on the successful commercialization of these compounds. We expect to engage in expensive advertising, educational programs and other means to market our future products. The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

               > demonstration of their clinical efficacy and safety;

               > successful introduction for new indications;

               > their cost effectiveness;

               > their potential advantages over alternative treatment methods;

               > the marketing and distribution support they receive; and

               > reimbursement policies of government and third-party payors.

Virtually all of our revenue to date has come from Visicol. Our ability to increase revenue in the future will depend in part on our success in in-licensing or acquiring additional pharmaceutical products. We currently intend to in-license or acquire pharmaceutical products that have been developed beyond the initial discovery phase and for which late-stage human clinical data is already available or that have already received regulatory approval. These kinds of pharmaceutical products might not be available to us on attractive terms or at all. To the extent we acquire rights to additional products, we might incur significant additional expense in connection with the development and, if approved by the FDA, marketing of these products.

Failure to manage our growth could increase our expenses faster than our revenue.

We have experienced significant growth in the number of our employees and the scope of our operations. In support of the May 2002 re-launch of Visicol in the United States, we have grown from 13 employees on May 31, 2002 to approximately 60 on December 31, 2003. This growth has placed a significant strain on our management and operations. Our continued growth might place further strains on our management and operations. Our ability to manage growth effectively will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our employee base.

If we make any acquisitions, we will incur a variety of costs and might never successfully integrate the acquired product or business into ours.

We might attempt to acquire products or businesses that we believe are a strategic complement to our business model. We might encounter operating difficulties and expenditures relating to integrating an acquired product or business. These acquisitions might require significant management attention that would otherwise be available for ongoing development of our business. In addition, we might never realize the anticipated benefits of any acquisition. We might also make dilutive issuances of equity securities, incur debt or experience a decrease in cash available for our operations, or incur contingent liabilities and/or amortization expenses relating to goodwill and other intangible assets, in connection with future acquisitions.

If third-party payors do not provide coverage or reimburse patients for our products, then some patients may be unable or unwilling to purchase our products and we will achieve less revenue from product sales.

Successful sales of our products in the United States and other countries depend on the availability of adequate reimbursement from the government, managed care organizations and private insurance plans. Pharmaceutical companies often rely on reimbursement from third parties as the basis for the sales of their products. In the pharmaceutical industry, unlike other consumer product industries, insurance companies, including managed care organizations, often pay drug stores directly for part of the cost of covered pharmaceutical products. In fact, the majority of prescription drugs prescribed to patients are ultimately paid for at the retail level by these organizations and not by the patient. These organizations provide for reimbursement only after considering a number of factors, including product features such as safety, medical necessity, cost and the experimental nature of the product. We plan to spend significant amounts of time and other resources to obtain reimbursement for our products. The organizations that provide reimbursement routinely limit reimbursement and attempt to exert significant pressure on medical suppliers to provide rebates to help offset the cost of covered medication. Visicol and IB-Stat are premium priced compared to their competitors and we have not specifically contracted with any third party to date to give rebates for their use. We do not know what impact, if any at all, this will have on the coverage of Visicol or IB-Stat by these third party payors, particularly if Visicol continues to gain market share, thus increasing the cost to third party payors.

If we do not have adequate insurance for product liability claims, then we may be subject to significant expenses relating to these claims.

We are subject to significant product liability risks relating to the sale, manufacturing and further testing of the products on the market and the ones we are developing. These risks include:

              > our products could cause undesirable side effects or injury;

              > our product  candidates could cause undesirable side effects or injury during clinical trials; and

              > we may agree to reimburse others that incur liability relating to our products and product candidates.

We currently maintain insurance for product liability claims in the amount of $10,000,000 per occurrence and $10,000,000 in the aggregate. We have no way of knowing if these amounts will be adequate to cover any product liability claims filed against us. If we do not or cannot maintain adequate insurance coverage, we may incur a significant liability if a product liability claim arises. Moreover, actual or alleged undesirable side effects or injuries related to our products or product candidates may interfere with the commercialization of our products and the development of our product candidates.

If we do not develop and maintain relationships with manufacturers, then we may not successfully manufacture and sell our products.

We do not possess the capabilities, resources or facilities to manufacture Visicol, IB-Stat and any of our product candidates. We must contract with manufacturers to produce Visicol, IB-Stat and our product candidates according to government regulations. Our future development and delivery of our marketed products and our product candidates depends on the timely, profitable and competitive performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our marketed products and our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufacturers on terms that may not be entirely acceptable to us. Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process.

We have contracted with Mallinckrodt, Inc. to supply us with active pharmaceutical ingredients for Visicol. A significant portion of the Visicol tablet is monobasic and dibasic sodium phosphate. Mallinckrodt has agreed to supply these ingredients in a manner that meets FDA requirements. The FDA has approved the manufacturing process for these active ingredients, but the Drug Master File for the sodium phosphate is only for one location at Mallinckrodt. If this location were to shut down for any reason, a delay in the delivery of our active pharmaceutical ingredients would occur and could impact future sales of Visicol. We are currently working towards submitting a Drug Master File with the FDA for another Mallinckrodt facility in order to minimize this risk.

We have contracted with Pharmaceutical Manufacturing Research Services, Inc.
(PMRS), a manufacturing development company, to supply commercial quantities of Visicol in a manner that meets FDA requirements. Our contract with PMRS will expire at the end of 2004, subject to renewal for successive one year periods unless terminated by either party. The FDA has approved the manufacturing processes of PMRS. Any failure by PMRS to maintain compliance with FDA standards could result in its loss of "approved status" and could significantly harm our business since we do not have an approved secondary manufacturer for Visicol. We are currently working with an appropriate secondary manufacturer of Visicol to obtain FDA approval.

We have contracted with Cardinal Health Packaging Services to package Visicol in a manner that meets FDA requirements. The FDA has approved this facility for the packaging of Visicol. In the event that Cardinal Health Packaging Services were unable to package Visicol for us, the FDA has also approved Fisher Clinical Services, Inc. for packaging of Visicol.

If the owners of technology licensed to us terminate any of our license agreements, then these owners could prevent us from developing, manufacturing or selling the product covered by this license.

We have acquired the worldwide exclusive right to market Visicol, INKP-102 and Colirest under various license agreements. Each of the owners of the technology licensed to us may terminate the license prior to its expiration date under certain circumstances, including our failure to comply with commitments related to the development of the products specified in the licenses. For example, one of our licensing agreements requires us to spend specific amounts for research and development of our product. If we do not comply with the terms of this agreement, the owner of the licensed technology could demand the return of all rights to the licensed technology, and force us to cease developing, manufacturing or selling the product covered by that license.

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we will not be able to maintain our operations at a profit.

We have products and product candidates that compete in three very competitive segments of the pharmaceutical industry. These products and product candidates include: (i) purgative and laxative agents for cleansing the colon or relieving constipation, which includes Visicol and INKP-102; (ii) antispasmodics, which include IB-Stat; and (iii) products which treat patients with IBD which include our product candidate Colirest. We are likely to encounter significant competition with respect to Visicol, INKP-102, IB-Stat and Colirest, including, but not limited to, competition from: (a) Braintree Laboratories, Inc., Schwarz Pharma Inc., C.B. Fleet Company, Inc. and Novartis Pharmaceuticals Corporation with respect to Visicol and INKP-102; (b) Schwarz Pharma Inc., Eli Lily and Company and Bedford Laboratories with respect to IB-Stat; and (c) AstraZeneca plc, Salix Pharmaceuticals, IDEC Pharmaceuticals Corporation, Procter & Gamble Pharmaceuticals, Solvay S.A., Centocor, Inc. (Johnson & Johnson) and Shire Pharmaceuticals Group plc with respect to Colirest.

The financial strength of competitors is particularly important in the pharmaceutical industry, where technological innovations occur rapidly. These technological innovations can dramatically affect the price and effectiveness of a product line and can render a competing product line obsolete. Our competitors that have strong financial resources may develop competitive products that are cheaper and more effective than our products. These competitive products may render our products unmarketable or non-competitive. Even if our competitors do not develop better and more cost effective products, they may manufacture and market their products more successfully than us. Therefore, our competitors may capture all or a large segment of our market, severely restricting our ability to maintain a profitable level of product sales.

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

In 1997, the U.S. Patent and Trademark Office issued a patent covering the use of Visicol for inducing purgation of the colon. Patents claiming the use of Visicol to induce purgation of the colon have been granted in Europe and Canada. In December 2000, the U.S. Patent and Trademark Office issued to us a patent for numerous solid-dose colonic purgative agents. A similar patent has also been granted in Canada.

In 2003, we filed a provisional U.S. patent application for a new generation of purgative products. The invention covers several highly soluble colonic purgative formulations in solid dosage forms that can be used to soften stool, promote laxation and/or induce complete purgation. There is no assurance that this provisional patent will issue.

IB-Stat is not patentable.

In 2003, the U.S. Patent and Trademark Office issued a patent covering the treatment of inflammatory bowel conditions, including ulcerative colitis and Crohn's disease with Colirest.

We have pending foreign applications, and intend to apply for additional foreign patents. Competitors could challenge or develop around the patents, or the scope of the patents may not be adequate to protect the patented product from competitors. The commercial success of our products will also depend upon our ability to make sure the products do not infringe on patents issued to competitors.

Our employees or scientific consultants may develop inventions or processes independently that may be related to our products. These employees or consultants could claim ownership of these inventions or processes, and these claims could succeed. We may need to enter into protracted and costly litigation to enforce or determine the scope of our proprietary rights.

Certain academic institutions have funded the development of some of our patented technologies. Although we have acquired the rights to use this technology, these agencies or institutions may have rights to the technology or inventions, including rights to the royalty-free use, but not sale, of the invention or technology for their own purposes.

Claims by others that we infringe their intellectual property could be costly to us.

Our patent or other proprietary rights related to our products might conflict with the current or future intellectual property rights of others. We have not conducted a search to determine if there are any other patents that could cover Visicol, INKP-102 and Colirest. Litigation or patent interference proceedings, either of which could result in substantial cost to us, might be necessary to defend any patents to which we have rights and our other proprietary rights or to determine the scope and validity of other parties' proprietary rights. The defense of patent and intellectual property claims is both costly and time-consuming, even if the outcome is favorable to us. Any adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling our product. We might not be able to obtain a license to any third-party technology that we require to conduct our business, or, if obtainable, that technology might not be available at a reasonable cost.

Our actual financial results might vary from what we anticipate.

Our actual financial results might vary from what we anticipate, and these variations could be material. Our annual and quarterly reports contain various forecasts. These forecasts reflect numerous assumptions concerning our anticipated future performance and with respect to the prevailing market and economic conditions that are beyond our control and which might not turn out to have been correct. Although we believe that the assumptions underlying the projections are reasonable, actual results could be materially different. Our revenues and expenses are subject to numerous risks and uncertainties. Financial results that are weaker than expectations may cause a significant and sudden decline in our stock price.

Risks related to regulatory matters

Regulatory approval of our products is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our products.

Development, manufacture and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our products. Our clinical studies of Visicol for constipation, INKP-102 for colon cleansing prior to colonoscopy, Colirest for the treatment IBD or any other product might be delayed or halted for various reasons, including:

              > the drug is not effective;

              > patients experience severe side effects during treatment;

              > patients do not enroll in the studies at the rate we expect;

              > drug supplies are not sufficient to treat the patients in the studies;

              > we decide to modify the drug during testing; or

              > we do not have adequate funds to continue the testing.

If the FDA approves new indications for Visicol, its approval will be limited to those indications for which the product has been shown to be safe and effective, as demonstrated to the FDA's satisfaction through clinical studies. Approval might entail ongoing requirements for post-marketing studies. Even if we obtain regulatory approval, labeling and promotional activities are subject to continual scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. Marketing an approved product for a new use requires a separate approval by the FDA. These regulations and the FDA's interpretation of them might impair our ability to effectively market our products.

If we do not maintain required approvals from the government, then we may not successfully manufacture, market or sell our marketed products.

FDA manufacturing approval

The FDA requires pharmaceutical companies to include detailed manufacturing information in an NDA. The FDA has mandated that all manufacturing facilities and processes comply with good manufacturing practices, commonly known as GMP. GMP is a body of federal regulations and guidelines that govern the manufacture of drugs for human use. For example, all manufacturers must pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, drug manufacturers must demonstrate that:

              > the drug product can be consistently manufactured at the same quality standard;

              > the drug product is stable over time; and

              > the level of chemical impurities in the drug product is under a designated level.

The FDA has inspected the manufacturing facilities for Visicol and IB-Stat. The FDA may still, however, prevent us from continuing to market Visicol or IB-Stat if we:

              > do not continue to consistently manufacture appropriate amounts of Visicol and IB-Stat; or

              > cannot continue to repeat the manufacturing process used to manufacture the  validation batches of Visicol.

We currently have only one approved manufacturer of Visicol and one manufacturer for IB-Stat. We have, however, initiated the process to obtain a qualified secondary manufacturer of Visicol.

FDA oversight after product approval

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

Both Visicol and IB-Stat are products used in highly competitive diagnostic and disease indications where substitution of competitive products is common. Although both products have a good safety profile and history, any negative change in our safety labeling could adversely affect the sale of our products.

The FDA could prevent us from marketing IB-Stat.

IB-Stat is the combination of a marketed drug (hyoscyamine sulfate) and a widely used delivery system. Hyoscyamine sulfate was a marketed product prior to 1962. Although we have not obtained FDA approval for IB-Stat, the FDA allows products that were marketed prior to 1962 to continue to be marketed without an approved NDA. There is no guarantee that the FDA will continue to allow hyoscyamine sulfate or many other pre-1962 marketed products to continue to be marketed. In addition, the FDA could determine that hyoscyamine sulfate is unsafe or that additional data needs to be submitted to the FDA in order to determine the drug's safety and efficacy. The FDA could also determine that IB-Stat is not similar enough to the pre-1962 marketed hyoscyamine sulfate, and as a result cannot be marketed without an FDA approved NDA.

If we do not obtain required approvals from the government, then we may not successfully market or sell our product candidates.

The FDA requires multiple stages of tests, known as Phase I, II and III clinical trials, on most pharmaceutical products. In addition, the FDA must confirm that drug manufacturers comply with applicable federal regulations. The process to obtain government approvals of a pharmaceutical product takes many years and requires substantial resources.

The FDA may delay or halt the clinical development of our product candidates at any stage, or may deny us approval to market a product. If the FDA takes any of these adverse actions, we may delay or stop the development of a product or may be unable to sell the product. We do not believe we are subject to risks that are materially different than other pharmaceutical companies seeking FDA approval. The process of obtaining FDA approval is expensive, time-consuming and often filled with unexpected hurdles. Even if we receive approval of a product candidate, the FDA may limit and restrict the drug's use and may subject our products to continuous review. If we fail to comply with any applicable regulatory requirement, the FDA could impose penalties on us, including:

              > warning letters;

              > fines;

              > withdrawal of regulatory approval;

              > product recalls and suspensions;

              > operating restrictions; injunctions; and/or

              > civil penalties and criminal prosecution.

Certain of the foregoing penalties could have an immediate negative financial impact on our business, significantly harm our reputation, have a material adverse effect on our business operations and significantly reduce our future sales and profits.

We are developing INKP-102 as a compound for colon cleansing prior to colonoscopy. We have reached an agreement with the FDA on the design of our Phase II study. If results of the Phase II study are supportive, than only one Phase III study would be required for the approval of INKP-102. We may never receive FDA approval for INKP-102 and without FDA approval, we cannot market or sell INKP-102.

We are developing Colirest as a compound for the treatment of IBD. IBD is an autoimmune disease that causes inflammation and ulceration of the bowel. IBD includes both Crohn's disease and ulcerative colitis. In September 2000, we announced positive results of our Phase II study on Crohn's disease and in December 2000, we announced positive results of our Phase II study in ulcerative colitis. We have reached an agreement with the FDA for the advancement of Colirest to a pivotal Phase IIb dose ranging study for Crohn's disease. We are currently enrolling patients in this study. We may never receive FDA approval for Colirest and without FDA approval, we cannot market or sell Colirest.

Risks related to our common stock outstanding

If the holders of our outstanding options and warrants exercise them and subsequently sell the common stock they receive upon exercise, then the market price of the common stock may drop.

At December 31, 2003, we had approximately 8,671,000 options and warrants outstanding. Options and warrants give the holder the right to purchase shares of our common stock in the future for a predetermined price which may or may not be below the current market value of our common stock at the time the option or warrant is exercised. In addition, as of December 31, 2003, we had an additional 989,000 options available for issuance pursuant to our option plans. To date, option and warrant holders have exercised approximately 10,283,000 options and warrants in the aggregate at prices ranging from $.50 to $5.56. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop.

If our common stock continues to be volatile and thinly traded, then our shareholders may not be able to sell their shares when desired.

The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, as of December 31, 2003, the number of our shares theoretically available for sale in any one day is approximately 48,494,000 shares and our average daily trading volume for the year ended December 31, 2003 was approximately 313,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

EMPLOYEES

As of December 31, 2003, we had 57 full-time employees. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

ITEM 2. PROPERTIES.

We occupy an aggregate of approximately 8,000 square feet of space in Blue Bell, Pennsylvania, which is used as office space. We lease this space pursuant to a lease expiring in November 2005, which provides for minimum annual rent payments of approximately $200,000 for the remaining term of the lease. We lease approximately 1,600 square feet, in Norristown, Pennsylvania, which is used as warehouse space. We lease this space pursuant to a lease expiring in March 2005, which provides for minimum annual rent payments of approximately $18,000 for the remaining term of the lease.

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

       Year Ended December 31, 2003                     High               Low
       ----------------------------                     ----               ---
       1st Quarter...............................       $1.90             $1.37
       2nd Quarter...............................       $3.50             $1.77
       3rd Quarter...............................       $4.68             $2.98
       4th Quarter...............................       $5.85             $4.08


       Year Ended December 31, 2002                     High               Low
       ----------------------------                     ----               ---
       1st Quarter...............................       $1.87             $1.28
       2nd Quarter...............................       $1.75             $0.85
       3rd Quarter...............................       $1.36             $0.63
       4th Quarter...............................       $2.45             $1.06

Dividends

We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

At February 12, 2004 there were approximately 550 shareholders of record and approximately 30,000 beneficial holders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

                                                          Number of securities                        Number of securities
                                                           to be issued upon     Weighted-average     remaining available for
                                                            upon exercise of      exercise price of   future issuance under
                      Plan category                       outstanding options    outstanding options  equity compensation plans
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holders:
     1993 Equity Compensation Plan                              795,000              $ 1.84                 86,000
     1997 Consultant Stock Option Plan                          913,000              $ 1.43                740,000
     1999 Equity Compensation Plan                             3,072,000             $ 2.91                163,000

Equity compensation plans not approved by security
   holders:
     Options issued to an officer pursuant to a written
       agreement*                                              1,147,000             $ 0.90                  ---
                                                               ---------                                   -------
Total                                                          5,927,000             $ 2.14                989,000
                                                               =========                                   =======


_____________________________
  * In addition to the shares of common stock issuable upon exercise of options granted under our stock option plans, 1,147,000 shares of common stock are issuable upon exercise of outstanding options granted to an officer in 1997 pursuant to a written agreement. The exercise price for these options was set by the Board of Directors, or a committee designated by the Board, based upon an evaluation of the fair market value of our common stock on the date of grant. The options vest over three years, and expire ten years from the date of grant.

Pursuant to the terms of the November 6, 1997 acquisition of the receptor based technologies from which Colirest is derived, we could be required to pay an aggregate of 720,000 shares of common stock upon the achievement of certain milestones and targets.

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our financial statements accompanying this report (amounts expressed in thousands, except per share amounts).

                                                                                      Six-Months
                                                                                        Ended
                                                  Years Ended December 31,            December 31,    Years Ended June 30,
                                           -----------------------------------------  -------------- ---------------------
                                           2003       2002       2001        2000          2000        2000         1999
                                           ----       ----       ----        ----          ----        ----         ----
Statement of Operations Data:                                            (unaudited)
-----------------------------
Product revenue.......................   $14,383    $ 7,488    $ 4,338     $   ---        $  ---     $   ---     $    ---
Other revenue.........................        49         64        523         ---           ---         ---          ---
                                         -------    -------    -------     -------         -----     -------     --------
   Revenue............................    14,432      7,552      4,861         ---           ---         ---          ---

Cost of goods sold....................    (2,242)    (1,724)    (1,881)        ---           ---         ---          ---
                                         -------    -------    -------     -------         -----     -------     --------
   Gross profit.......................    12,190      5,828      2,980         ---           ---         ---          ---

Costs and expenses:
  Research and development............     1,822      3,259      5,361       9,397         7,060       5,731        6,565
  Sales and marketing.................     5,873      6,003      8,944       1,457         1,457         ---          ---
  General and administrative..........     2,585      2,249      3,689       5,509         3,900       3,506        3,593
  Separation agreement and
      accelerated vesting of options..
      vesting of options..............      ---         ---        ---         ---           ---         835          ---
                                         -------    -------    -------     -------         -----     -------     --------
    Income (loss) from operations.....     1,910     (5,683)   (15,014)    (16,363)      (12,417)    (10,072)     (10,158)
Interest income.......................        51        116        475         726           471         399          525
Interest and other expense............      (665)      (877)      (645)        (47)           (9)        (39)         ---
Debt conversion inducement,  non-cash
  accretion and non-cash premium......    (2,822)    (3,916)       (74)        ---           ---         ---          ---
                                         -------    -------    -------     -------         -----     -------     --------
  Net loss............................    (1,526)   (10,360)   (15,258)    (15,684)      (11,955)     (9,712)      (9,633)
                                         =======    =======    =======     =======       =======      ======       ======
  Net loss per share - basic and
      diluted.........................     (0.04)     (0.30)     (0.45)      (0.50)        (0.36)      (0.36)       (0.42)
                                         =======    =======    =======     =======       =======      ======       ======
  Weighted average shares
      outstanding-basic and diluted...    42,839     34,965     34,285      31,586        33,254      27,300       22,762

                                                             As of December 31,                          As of June 30,
                                           ---------------------------------------------------------    -----------------
                                           2003        2002        2001         2000        1999        2000        1999
                                           ----        ----        ----         ----        ----        ----        ----
Balance Sheet Data:                                                                      (unaudited)
-------------------
      Cash and investments............  $ 10,442    $ 12,151    $ 12,166     $ 11,520    $  6,041    $ 16,025    $  6,862
      Working capital.................    10,451       5,122       6,908        9,865       4,521      14,542       5,513
      Total assets....................    13,297      14,079      13,865       13,400       6,403      16,435       7,162
      Convertible notes...............       ---      11,657       9,801          ---         ---         ---         ---
      Accumulated deficit.............   (71,926)    (70,400)    (60,040)     (44,782)    (29,098)    (32,827)    (23,115)
      Shareholders' equity (deficit)..    10,629      (6,211)     (1,887)      11,025       4,878      14,874       5,713


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains, in addition to historical information, statements with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under the caption "Other Factors to be Considered" in Part I of this report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, we disclaim any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

OVERVIEW

We are a specialty pharmaceutical company focused on acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders. Our development strategy has been to acquire late-stage drug candidates with short time lines to commercialization. We currently market and sell two pharmaceutical products, Visicol and IB-Stat. We are also studying Visicol for the treatment of constipation and for use prior to certain pre-operative gastrointestinal, gynecological and urological surgical procedures. In addition to our marketed products, we are studying INKP-102 as a new generation purgative product and Colirest for the treatment of patients with IBD.

The following table outlines our current product pipeline from which we have focused the majority of our research, development, marketing and sales efforts since inception and also sets forth the current development status of our products and product candidates in each targeted therapeutic indication:

--------------------------------------------------------------------------------------------------------------------
           Product                     Therapeutic Indications                       Development Status
--------------------------------------------------------------------------------------------------------------------
 Visicol                           Colon cleansing prior to                    FDA approved; marketed product
                                   colonoscopy
                                   ------------------------------------------ --------------------------------------
                                   Constipation                                Post marketing study completed
                                                                               Phase IV on-going
                                   ------------------------------------------ --------------------------------------
                                   Pre-operative colonic surgical              Phase  IV will  commence  during  the
                                   procedures                                  first half of 2004
---------------------------        ------------------------------------------ --------------------------------------
INKP-102                           Colon cleansing prior to colonoscopy        Phase  II will  commence  during  the
(next generation purgative)                                                    first half of 2004
---------------------------        ------------------------------------------ --------------------------------------
IB-Stat                            Symptoms associated with IBS                Marketed product
                                   Reduction of bowel motility during
                                   certain diagnostic procedures
---------------------------        ------------------------------------------ --------------------------------------
Colirest                           Crohn's disease and ulcerative colitis,     Phase II Crohn's disease complete
                                   collectively Inflammatory Bowel             Phase II ulcerative colitis complete
                                   Disease (IBD)                               Phase IIb Crohn's disease on-going
---------------------------        ------------------------------------------ --------------------------------------

In September 2000, we received notification that our flagship product, Visicol, was approved for marketing as a preparation for colonoscopy. Following this notification, we immediately commenced marketing and sales efforts and in January 2001, we began shipping Visicol to our customers. During 2001, gastroenterologists reported the visualization MCC in some patients receiving Visicol tablets. MCC is a commonly used, inert, but highly insoluble substance that binds and fills Visicol tablets. The presence of MCC may lengthen the colonoscopy procedure and therefore deterred some gastroenterologists from prescribing Visicol. As a result 2001 revenues were adversely affected.

We adopted three strategies for overcoming the issue of MCC visualization during colonoscopy. First, in October 2001, we conducted a Phase IV clinical study, which showed that Visicol's efficacy at a reduced dosing regimen (20% and 30% less tablets and clear liquid volume) was comparable to the labeled dose, with significantly reduced MCC visualization. Secondly, in March 2002, the FDA approved a supplemental new drug application (SNDA), for a new formulation of Visicol containing approximately 50% less MCC. In May 2002, we began shipping this new formulation to customers, and since that time, we have become the fastest growing bowel preparation for use in patients undergoing colonoscopy. Lastly, during 2003 we developed and filed a provisional patent application with the U.S. Patent and Trademark office for an MCC-free new generation purgative tablet (INKP-102).

Revenues

We derive substantially all of our revenues from the sale of Visicol in the United States. We do not anticipate any material revenue in the near term from sales outside of the United States. Our revenues in any period are primarily a function of the number of Visicol tablets prescribed. At this time, Visicol is prescribed as a bowel preparation prior to colonoscopy. Colonoscopy in many cases is an elective procedure, used to screen the inner lining of the colon for cancerous polyps. There has historically been a seasonal trend in the U.S. market based on holiday schedules and vacation patterns. Our sales may fluctuate on a quarterly basis based on such seasonal fluctuations.

Our revenues are affected by a number of factors, including our ability to:

              > influence physician prescribing habits;

              > manage purchasing practices of our customers, which include wholesalers and large retail chains;

              > train, equip and manage our sales professionals;

              > deliver our marketing message to target demographics; and

              > introduce Visicol's use for new indications.

Expenses

Our expenses are primarily related to:

              > costs of goods sold;

              > research and development;

              > sales and marketing; and

              > general and administrative.

Our cost of goods sold consists of the costs to procure raw materials, manufacture pharmaceutical agents and package drug into commercial quantities. In addition to product costs, our cost of goods sold also includes royalties on in-licensed products and expenses to operate our distribution center.

Research and development costs primarily include costs to study future drug candidates and product enhancements, run clinical trials, monitor drug safety, maintain compliance with regulatory authorities, and develop manufacturing techniques.

Sales and marketing costs include the costs to train, manage and operate our gastrointestinal sales force along with developing marketing messages and campaigns to targeted physicians, patients and organizations to increase awareness of our products and their related indications.

General and administrative expenses include overhead costs associated with running a publicly traded specialty pharmaceutical company with commercial products and research initiatives, including but not limited to insurance costs, legal fees, accounting fees, and investor relations costs.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

In "Cautionary Advice Regarding Disclosures about Critical Accounting Policies" (SEC Release No.33-8040, December 12, 2001), the SEC advised companies to provide more information about a company's most critical accounting policies, i.e., the specific accounting policies that have the most impact on a company's results and require the most difficult, subjective or complex judgments by management. We have identified the following accounting policies that may constitute "critical accounting policies," under the guidance provided by the release.

Revenue recognition

Revenue from sales of Visicol is recognized when, pursuant to Staff Accounting Bulletin No. 104, "Revenue Recognition," all four of the following criteria are met: (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed and (iv) collection is reasonably assured. Product demand from our customers during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate inventory positions in the distribution channel. If we believe these levels are too high based on prescription demand, we may not accept purchase orders from or may not ship additional product to our customers until these levels are reduced. Provisions for sales discounts, and estimates for chargebacks, rebates and product returns are established as a reduction of product sales revenues at the time such revenues are recognized. We establish these revenue reductions as our best estimate at the time of sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves. For IB-Stat, we recognize revenue based on prescription data, net of estimated cash discounts. This practice will continue until such time data becomes available that indicates that the product has achieved adequate market acceptance and future product returns can be reasonably estimated.

Stock-based compensation

It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock option plans rather than Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure." Had we applied SFAS No. 148, our net loss for each of the years ended December 31, 2003, 2002 and 2001 would have been greater.

Product returns

It is our policy to estimate and record an allowance for future product returns in connection with our sales of Visicol. We have applied a return rate to our unit sales to provide this allowance under our product return policy. This return rate is calculated based on actual return experience and our monitoring of distribution channels taking into account the expiration dating of Visicol. The product return rate is periodically updated to reflect actual experience and changes to other factors affecting future product returns.

Deferred taxes

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss (NOL) and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company's ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change. The rules providing for the definition of an ownership change are complex and we must perform a study to determine if we have undergone a change in ownership. We believe that we have undergone an ownership change and are subject to an annual limitation on the use of our NOL carryforwards pursuant to these provisions. At December 31, 2003, we have concluded that a full valuation allowance is necessary for deferred tax assets given that we have only been profitable for two quarters.

RESULTS OF OPERATIONS

Year ended December 31, 2003 compared to year ended December 31, 2002

We incurred losses of $1,526,000 or $0.04 per share and $10,360,000 or $0.30 per share for the years ended December 31, 2003 and 2002, respectively. Losses during the year ended December 31, 2003 were largely the result of charges arising from the conversion of our previously outstanding June 2005 convertible notes. During the year ended December 31, 2003, we incurred $2,822,000 in debt conversion inducement, non-cash accretion and non-cash premium charges as compared to $3,916,000 during the year ended December 31, 2002 for charges related to the our previously outstanding June 2003 convertible notes. At December 31, 2003, we had no convertible notes outstanding. Our income from operations was $1,910,000 for the year ended December 31, 2003, compared to a loss from operations of $5,683,000 for the same period a year ago. The increase in operating income is largely the result of increased product revenue along with decreased operating expenditures.

Product revenue was $14,383,000 and $7,488,000 for the years ended December 31, 2003 and 2002, respectively. Prescription levels for our lead product, Visicol, continue to increase, resulting in increased orders from wholesalers and large retail chains. Visicol prescriptions were approximately 364,000 for the year ended December 31, 2003, compared to 223,000 for the year ended December 31, 2002. We believe the increased prescription levels have been fueled by increased market awareness and acceptance of Visicol.

Our gross profit was $12,190,000 and $5,828,000 for the years ended December 31, 2003 and 2002, respectively. Our gross profit for product revenue was 84% for the year ended December 31, 2003, compared to 77% for the same period a year ago. Increases in gross profit and gross profit as a percent of sales for product revenue were the result of increased order volume, increased sales price per unit, decreased manufacturing and packaging costs per unit, and decreased distribution costs for Visicol. Included in cost of goods sold were both distribution and royalty costs totaling $665,000 and $379,000, respectively. Distribution cost included expenses related to warehousing, tracking and shipping of product to our customers. Royalty cost represented amounts due to the inventor of Visicol based on product sales.

We incurred research and development expenses of $1,822,000 and $3,259,000 for the years ended December 31, 2003 and 2002, respectively. The significant reductions were the result of lower development costs associated with Visicol, the internalization of the management of the ongoing Colirest clinical trial, partially offset by development costs associated with our next generation purgative, for which we intend to initiate clinical studies in 2004. During 2003, we spent approximately $436,000, $165,000 and $353,000 on Visicol, INKP-102 and Colirest, respectively, compared to $534,000 and $1,916,000 on Visicol and Colirest, respectively, during 2002. We also spent approximately $868,000 and $734,000 during 2003 and 2002, respectively, related to payroll and other indirect costs related to our research and development initiatives.

Sales and marketing costs of $5,873,000 and $6,003,000 were incurred for the years ended December 31, 2003 and 2002, respectively. During 2003, sales and marketing costs included expenses associated with our sales force, which consisted of 38 sales representatives and four district managers at December 31, 2003, along with marketing campaigns related to Visicol. We had 30 sales representatives and two district managers at December 31, 2002. During 2002, we also incurred approximately $2,600,000 in expenses related to our former co-promotion agreement with Procter & Gamble Pharmaceuticals.

General and administrative expenses were $2,585,000 and $2,249,000 for the years ended December 31, 2003 and 2002, respectively. The increase was the result of increased overhead costs associated with supporting our growing sales volume, head count and market capitalization.

The $65,000 decrease in interest income was the result of decreased average cash and investment balances and decreased interest rates for the year ended December 31, 2003 compared to the same period a year ago. The $212,000 decrease in interest and other expense was the result of the conversion our convertible notes in June 2003 along with decreased average borrowings and interest rates on our line of credit.

Year ended December 31, 2002 compared to year ended December 31, 2001

We incurred losses of $10,360,000 and $15,258,000 for the years ended December 31, 2002 and 2001, respectively. The basic and diluted per share loss was $0.30 and $0.45 per share for the years ended December 31, 2002 and 2001, respectively. Operating losses were $5,683,000 and $15,014,000 for the years ended December 31, 2002 and 2001, respectively.

Product revenue was $7,488,000 and $4,338,000 for the years ended December 31, 2002 and 2001, respectively. Prescription levels increased, resulting in increased orders from wholesalers and large retail chains. We believe the increased prescription levels were fueled by increased market awareness and acceptance of our new Visicol formulation, launched in May 2002.

Our gross profit was $5,828,000 and $2,980,000 for the years ended December 31, 2002 and 2001, respectively. Included in cost of goods sold were both distribution and royalty costs totaling $379,000 and $359,000, respectively. Distribution cost included expenses related to warehousing, tracking and shipping of product to our customers. Royalty cost represented amounts due to the inventor of Visicol based on product sales.

We incurred research and development expenses of $3,259,000 and $5,361,000 for the years ended December 31, 2002 and 2001, respectively. The significant reductions were the result of less development costs associated with the new Visicol formulation and the internalization of the management of the ongoing Colirest clinical trial.

Sales and marketing costs of $6,003,000 and $8,944,000 were incurred for the years ended December 31, 2002 and 2001, respectively. During 2002, we incurred approximately $2,600,000 in expenses related to our former co-promotion agreement with Procter & Gamble Pharmaceuticals, $1,250,000 related to our internal sales force and the balance of sales and marketing costs for administrative costs in connection with our internal sales operations and marketing activities associated with Visicol and IB-Stat. During 2001, we incurred $4,000,000 in expenses related to our former contract sales organization, $2,000,000 related to our co-promotion agreement with Procter & Gamble Pharmaceuticals and the balance of sales and marketing costs for internal sales operations and marketing activities associated with Visicol.

General and administrative expenses were $2,249,000 and $3,689,000 for the years ended December 31, 2002 and 2001, respectively. The decrease was the result of significant payroll reductions, reduced fees paid to outside vendors and consultants and reduced non-cash stock-based compensation. Included in general and administrative expenses for December 31, 2001 was amortization of deferred compensation and performance based stock expense $1,018,000.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had cash and cash equivalents of $10,442,000. The cash and cash equivalents balance at December 31, 2003 included net proceeds from 2003 warrant and option exercises of $4,531,000.

We believe that our financial resources are adequate for our operations for at least the next 12 months and, if we meet our sales objectives, we do not anticipate requiring additional capital to fund our operations. However, we are seeking additional capital to fund possible acquisition or in-licensing of additional products; the possible acquisition of businesses related to gastrointestinal pharmaceuticals; marketing and, if necessary, continued development of acquired products; the development and commercialization of new indications for Visicol; research and development related to enhancements of existing products; and general corporate purposes, including working capital. Our line of credit is due to expire in March 2004. While it is our intention to renew the credit facility for an additional one-year term, we believe our current cash balance along with our cash flows from operations are adequate to fund our operations in the event that the line of credit were not renewed in March 2004.

Our future short and long-term capital requirements will depend on numerous factors, including continued marketplace acceptance of our products. To achieve operating profits, we, alone or with others, must successfully market and sell our products. In addition to continued marketplace acceptance of our products, other factors which cannot be quantified and many of which we cannot control will also impact our short and long-term capital requirements, including: continued commercial costs of Visicol, continued progress in our research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity.

We are currently developing a new generation purgative (INKP-102) for cleansing the colon prior to colonoscopy, conducting a clinical trial of Colirest in Crohn's disease, continuing to study the use of Visicol for constipation, commencing a study for the use of Visicol in pre-operative colonic surgical procedures, and continuing to market and sell Visicol and IB-Stat to distributors and drug store chains. During 2004, we expect to spend up to $1,600,000 on INKP-102, $100,000 on the Visicol studies and Visicol product development, $200,000 on the Colirest study, and $8,100,000 on Visicol sales and marketing costs. These activities will be funded by our current cash balance and future product sales. If product sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

The following are contractual commitments at December 31, 2003 associated with lease obligations and manufacturing supply agreements :

   Contractual Commitments (1)                Total         1 Year         2 Years       3 Years      4 Years
----------------------------------------  -----------    -----------      ---------     --------      -------
Leased office space (2).................  $   400,000    $   219,000      $ 181,000     $     --      $   ---
Manufacturing supply agreement (3)......    1,200,000      1,200,000            ---          ---          ---
                                          -----------    -----------      ---------     --------      -------
   Total contractual commitments........  $ 1,600,000    $ 1,419,000      $ 181,000     $    ---      $   ---
                                          ===========    ===========      =========     ========      =======


______________________
(1) This table does not include any milestone payments under agreements we have entered into in relation to our licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual expenditures pursuant to our technology license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate these minimum annual expenditures are approximately $100,000 and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology.

(2) In November 2000, we entered into a five-year operating lease agreement for office space for our corporate headquarters, and in April 2002, we entered into a two-year operating lease for warehouse space for our distribution center, which has been extended for an additional annual term. The above table includes minimum lease payments remaining in connection with these lease agreements.

(3) Included are direct costs associated with our agreement with a contract manufacturing organization in connection with the commercial production of Visicol tablets.

RESEARCH AND DEVELOPMENT PROGRAMS

During 2003, we had three significant research and development projects relating to: (i) Visicol (ii) INKP-102 and (iii) Colirest.

Visicol. We have focused our Visicol research and development on cleansing of the colon prior to colonoscopy and are presently marketing Visicol for that indication. In addition, we are also developing Visicol for cleansing the colon prior to pre-operative colonic surgical procedures and for treating constipation. The current status of these projects are as follows: (i) for cleansing of colon prior to colonoscopy, the FDA has approved both our NDA as well as our SNDA; (ii) for cleansing the colon prior to pre-operative colonic surgical procedures, we intend to commence a Phase IV study during the first half of 2004; (iii) for treating constipation, we have completed a post marketing study and have commenced a Phase IV study that we intend to complete during the first half of 2004. As of December 31, 2003, we have incurred total costs of approximately $11,744,000 in connection with our Visicol research and development. During the fiscal year ended December 31, 2003, we incurred an aggregate of $1,822,000 in research and development expenses, approximately $436,000 of which was attributable to Visicol.

INKP-102. During 2003, we developed a next generation purgative for cleansing the colon prior to colonoscopy. Clinical batches of this new product have been manufactured and formulated to yield smaller tablets that may be easier to ingest. Additionally, the new product does not contain any MCC, which is a common inert, but highly insoluble substance. We intend to conduct clinical studies and apply for FDA approval of this new product using alternative dosing regimens that utilize fewer tablets and allow for single-day administration. We intend to complete a Phase II study and commence a Phase III study during 2004. As of December 31, 2003, we have incurred total costs of approximately $165,000 in connection with our INKP-102 research and development. During the fiscal year ended December 31, 2003, we incurred an aggregate of $1,822,000 in research and development expenses, approximately $165,000 of which was attributable to INKP-102.

Colirest. We are developing Colirest for treatment of IBD and have completed a Phase II study of Crohn's disease and a Phase II study of ulcerative colitis. In June 2001, we began a Colirest clinical Phase IIb study of Crohn's disease. We anticipate an interim analysis by late 2004. As of December 31, 2003, we have incurred total costs of approximately $6,837,000 in connection with the development of Colirest and related compounds. During the fiscal year ended December 31, 2003, we incurred an aggregate of $1,822,000 in research and development expenses, approximately $353,000 of which was attributable to Colirest.

Indirect Costs. In addition to the direct costs related to the development of our technologies, we incurred indirect non-technology specific overhead costs. These expenses include the salaries and administrative costs of managing our research and development projects, which for the year ended December 31, 2003 equaled approximately $868,000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) and Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (SFAS No. 138) and is related to certain derivatives embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and to certain preexisting contracts. SFAS No. 149 is to be applied prospectively. SFAS No. 149 currently has not had an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004. SFAS No. 150 is not expected to have an impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2004. The interest rate on our line of credit has fluctuated from 3.11% to 3.57% over the past year and we had no balance outstanding on our line of credit at December 31, 2003.

Typically, a substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government and bank certificates of deposit. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument is expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio.

We do not anticipate any material changes in our primary market risk exposure in 2004. We do not hold or issue any derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth beginning on pages F-1 through F-18 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective as of the Evaluation Date.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the similarly named section in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements

The information required by this item is set forth in the Table of Contents to Financial Statements on page F-1 of this report.

Financial Statement Schedules

All schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements on pages F-1 through F-18 of this report.

Reports on Form 8-K

The following current reports on Form 8-K were furnished to or filed with the Securities and Exchange Commission via EDGAR:

               1. Form 8-K furnished on October 31, 2003 with respect to the earnings release for the quarter ended September 30, 2003. The earliest event covered by this report occurred on October 30, 2003.

               2. Form 8-K filed on December 11, 2003 with respect to a
                  co-promotion agreement with Sigma-Tau Pharmaceuticals, Inc. under which our sales force will promote Sigma-Tau's VSL#3(R) in a second sales position behind our purgative product, Visicol. The earliest event covered by this report occurred on December 10, 2003.

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

Exhibit No.    Title
-----------    -----

3.1            Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.2            By-laws. (Exhibit 3.2)(2)

4.1 Common Stock Purchase Warrant, dated May 5, 2000, granted to the placement agent, Leerink, Swann, Garrity, Sollami, Yaffe & Wynn, Inc. (Exhibit 4.2)(3)

4.2 Securities Purchase Agreement, among InKine Pharmaceutical Company, Inc., S.A.C. Capital Associates, LLC, SDS Merchant Fund, L.P., Royal Bank of Canada, through RBC Dominion Securities Corporation as its agent, Solomon Strategic Holdings, Inc., and Tail Wind Fund, Ltd. dated as of December 16, 2002. (In accordance with Item 601 of Regulation S-K, the schedules and certain exhibits have been omitted. They are available upon request.). (Exhibit 4.1)(4)

4.3 Registration Rights Agreement, among InKine Pharmaceutical Company, Inc., S.A.C. Capital Associates, LLC, Royal Bank of Canada, through RBC Dominion Securities Corporation as its agent, Solomon Strategic Holdings, Inc., and Tail Wind Fund, Ltd. dated as of December 17, 2002. (Exhibit 4.2)(4)

4.4            Form of Common Stock Purchase Warrant, dated December 17, 2002.
               (In accordance with Item 601 of Regulation S-K, similar warrants granted to the investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor). (Exhibit 4.5)(4)

4.5 Conversion Agreement, by and among InKine Pharmaceutical Company, Inc., S.A.C. Capital Associates, LLC, SDS Merchant Fund, L.P., Royal Bank of Canada, Solomon Strategic Holdings, Inc., and The Tail Wind Fund Ltd, dated as of June 30, 2003. (Exhibit 4.1)(5)

10.1           Employment Agreement between InKine Pharmaceutical Company, Inc.
               and Leonard S. Jacob, dated November 6, 1997. (Exhibit 10.4)(6)

10.2 Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6, 1997, issued to Leonard S. Jacob. (Exhibit 10.6)(6)

10.3           Employment Agreement between InKine Pharmaceutical Company, Inc.
               and Robert F. Apple, dated November 2, 1998. (Exhibit 10.6)(7)

10.4           Stock Option Plan, as amended. (Exhibit 99)(8)

10.5           1997 Consultant Stock Option Plan. (Exhibit 99)(9)

10.6           Form of Stock Option Agreement. (Exhibit 10(b))(10)

10.7           License Agreement with ALW Partnership. (Exhibit 10(l))(11)

10.8           Form of Option granted to Partners of ALW Partnership
               (Exhibit 10(o))(11)

10.9 Amendment to Employment Agreement, dated November 20, 1999, between the Company and Leonard S. Jacob. (Exhibit 10.18)(12)

10.10          1999 Equity Compensation Plan. (Exhibit 99)(13)

10.11* Amendment to Employment Agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, dated November 20, 2003.

10.12* Amendment to Employment Agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November 20, 2003.

10.13*         Employment Agreement between InKine Pharmaceutical Company, Inc.
               and Martin Rose, M.D., J.D., dated December 1, 2000.

10.14* Amendment to Employment Agreement between InKine Pharmaceutical Company, Inc. and Martin Rose, M.D., J.D., dated November 20, 2003.

23*            Consent of KPMG LLP.

31.1* Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*          Chief Executive Officer Certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*          Chief Financial Officer Certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------

*              Filed herewith.

(1) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, with the Securities and Exchange Commission (SEC File No. 000-24972).

(2) Filed as an Exhibit to InKine's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, with the Securities and Exchange Commission (SEC File No. 000-24972).

(3)            Filed as an Exhibit to InKine's Form S-3 (SEC File No.
               333-37254), dated May 17, 2000, with the Securities and Exchange Commission.

(4) Filed as an Exhibit to InKine's Current Report on Form 8-K dated December 17, 2002, with the Securities and Exchange Commission (SEC File No. 000-24972).

(5) Filed as an Exhibit to InKine's Current Report on Form 8-K dated July 15, 2003, with the Securities and Exchange Commission (SEC File No. 000-24972).

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

(8)            Filed as an Exhibit to InKine's Form S-8 (SEC File No.
               333-58063), dated June 29, 1998, with the Securities and Exchange Commission.

(9) Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-58065) dated June 29, 1998, with the Securities and Exchange Commission.

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


                                            INKINE PHARMACEUTICAL COMPANY, INC.

Date: February 24, 2004                     By:/S/ Leonard S. Jacob, M.D., Ph.D.
                                               ---------------------------------
                                            Leonard S. Jacob, M.D., Ph.D.
                                            Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                           Title                                   Date
          ---------                           -----                                   ----

/S/ Leonard S. Jacob, M.D., Ph.D.             Chairman and Chief                February 24, 2004
--------------------------------------        Executive Officer and
Leonard S. Jacob, M.D., Ph.D.                 Director


/S/ Robert F. Apple                           Chief Operating and               February 24, 2004
--------------------------------------        Financial Officer and
Robert F. Apple                               Director

/S/ J. R. LeShufy                             Director                          February 24, 2004
--------------------------------------
J. R. LeShufy

/S/ Steven B. Ratoff                          Director                          February 24, 2004
--------------------------------------
Steven B. Ratoff

/S/ Norman D. Schellenger                     Director                          February 24, 2004
--------------------------------------
Norman D. Schellenger

/S/ Thomas P. Stagnaro                        Director                          February 24, 2004
--------------------------------------
Thomas P. Stagnaro

/S/ Robert A. Vukovich, Ph.D.                 Director                          February 24, 2004
--------------------------------------
Robert A. Vukovich, Ph.D.

                       INKINE PHARMACEUTICAL COMPANY, INC.


                                TABLE OF CONTENTS


                         PART II - FINANCIAL INFORMATION


                                                                           Page
                                                                           ----
Independent Auditors' Report ..........................................     F-2


Balance Sheets.........................................................     F-3


Statements of Operations...............................................     F-4


Statements of Changes in Shareholders' Equity (Deficit)................     F-5


Statements of Cash Flows...............................................     F-6


Notes to Financial Statements..........................................     F-7

                          Independent Auditors' Report



The Board of Directors and Shareholders
InKine Pharmaceutical Company, Inc.:


We have audited the accompanying balance sheets of InKine Pharmaceutical Company, Inc. as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InKine Pharmaceutical Company, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/S/ KPMG LLP



Philadelphia, Pennsylvania
February 12, 2004

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                             December 31, 2003  December 31, 2002
                                                                             -----------------  -----------------
     ASSETS

Current assets:
      Cash and cash equivalents...........................................         $ 10,442            $ 12,151
      Accounts receivable.................................................            1,170                 856
      Inventory...........................................................              780                 677
      Prepaid expenses....................................................              727                  71
                                                                                   --------            --------
         Total current assets.............................................           13,119              13,755

Fixed assets..............................................................              124                 274
Deposits and other assets.................................................               54                  50
                                                                                   --------            --------
         Total assets.....................................................         $ 13,297            $ 14,079
                                                                                   ========            ========
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable....................................................         $    805            $    967
      Accrued expenses....................................................            1,863               3,222
      Line of credit......................................................              ---               4,444
                                                                                   --------            --------
         Total current liabilities........................................            2,668               8,633
Convertible notes.........................................................              ---              11,657
                                                                                   --------            --------
         Total liabilities................................................            2,668              20,290

Commitments and contingencies (Note 15)

Shareholders' equity (deficit):
      Preferred stock, $.0001 par value; authorized 5,000,000 shares; none
         issued and outstanding..........................................               ---                 ---
      Common stock, $.0001 par value; authorized 75,000,000 shares; issued
         48,511,001 and 37,795,943 shares, respectively...................                5                   4
      Less: common stock held in treasury (16,515 shares) ................              (37)                (37)
      Additional paid-in capital..........................................           82,587              64,222
      Accumulated deficit.................................................          (71,926)            (70,400)
                                                                                   --------            --------
         Total shareholders' equity (deficit) ...........................            10,629              (6,211)
                                                                                   --------            --------
         Total liabilities and shareholders' equity (deficit)............          $ 13,297            $ 14,079
                                                                                   ========            ========


The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                   Years Ended December 31,
                                                    --------------------------------------------------
                                                      2003                2002                  2001
                                                    --------            --------              ---------
Product revenue.............................        $ 14,383            $  7,488              $   4,338
Other revenue...............................              49                  64                    523
                                                    --------            --------              ---------
   Revenue..................................          14,432               7,552                  4,861

Cost of goods sold..........................          (2,242)             (1,724)                (1,881)
                                                    --------            --------              ---------
   Gross profit.............................          12,190               5,828                  2,980

Costs and expenses:
   Research and development.................           1,822               3,259                  5,361
   Sales and marketing......................           5,873               6,003                  8,944
   General and administrative...............           2,585               2,249                  3,689
                                                    --------            --------              ---------
Operating expenses..........................          10,280              11,511                 17,994
                                                    --------            --------              ---------
   Income (loss) from operations............           1,910              (5,683)               (15,014)

Interest income.............................              51                 116                    475
Interest and other expense..................            (665)               (877)                  (645)
Debt conversion inducement, non-cash
   accretion and non-cash premium...........          (2,822)             (3,916)                   (74)
                                                    --------            --------              ---------
       Net loss.............................        $ (1,526)          $ (10,360)             $ (15,258)
                                                    ========           =========              =========
       Net loss per share - basic and
        diluted.............................        $  (0.04)          $   (0.30)             $   (0.45)
                                                    ========           =========              =========
       Weighted average shares outstanding
       - basic and diluted.................           42,839              34,965                 34,285
                                                    ========           =========              =========

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)




                                                                                                                      Total
                                      Common Stock       Additional                  Treasury Stock                  Shareholder's
                                   ------------------    Paid-In      Deferred     -----------------   Accumulated     Equity
                                   Shares      Amount    Capital    Compensation   Shares     Amount     Deficit      (Deficit)
                                   ------      ------    -------    ------------   ------     ------     -------      --------
Balance - December 31, 2000...    33,741       $  3     $ 56,692      $  (851)        (17)   $ (37)     $(44,782)     $ 11,025
Common stock issued pursuant
   to convertible notes.......        61                     275                                                           275
Value of options, warrants and
   restricted stock granted...                               622         (349)                                             273
Proceeds from options and
   warrants...................       737                     713                                                           713
Vesting of restricted
   stock......................       239                                                                                   ---
Amortization of deferred
   compensation...............                                          1,085                                            1,085
Net Loss......................                                                                           (15,258)      (15,258)
                                  ------       ----     --------      -------         ---    -----      --------      --------
Balance - December 31, 2001...    34,778       $  3     $ 58,302      $  (115)        (17)   $ (37)     $(60,040)     $ (1,887)
Common stock issued pursuant
   to private placement......      2,469          1        3,473                                                         3,474
Common stock issued pursuant
   to convertible notes.......       336                     598                                                           598
Non-cash warrant costs and
   beneficial conversion
   charge.....................                              1,631                                                         1,631
Proceeds from options and
   warrants...................       213                     218                                                           218
Amortization of deferred
   compensation...............                                            115                                              115
Net Loss......................                                                                           (10,360)      (10,360)
                                  ------       ----     --------      -------         ---    -----      --------      --------
Balance - December 31, 2002...    37,796       $  4     $ 64,222      $   ---         (17)   $ (37)     $(70,400)     $ (6,211)
Value of options granted......                               131         (131)                                             ---
Common stock issued pursuant
   to convertible notes......      7,027          1       12,999                                                        13,000
Non-cash premium accretion ...                               704                                                           704
Proceeds from options and
   warrants...................     3,688                   4,531                                                         4,531
Amortization of deferred
   compensation...............                                            131                                              131
Net Loss......................                                                                            (1,526)       (1,526)
                                  ------       ----     --------      -------         ---    -----      --------      --------
Balance - December 31, 2003...    48,511       $  5     $ 82,587      $   ---         (17)   $ (37)     $(71,926)     $ 10,629
                                  ======       ====     ========      =======         ===    =====      ========      ========

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Years Ended December 31,
                                                                          -----------------------------------------------
                                                                            2003                2002              2001
                                                                          --------------- --------------- ---------------
Operating activities:
   Net loss .............................................                 $ (1,526)           $(10,360)        $ (15,258)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation.......................................                      152                 168               167
      Amortization of deferred compensation .............                      131                 115             1,085
      Non-cash accretion and non-cash premium............                    2,047               3,916                74
      Loss on sale of fixed asset .......................                      ---                 ---                 6
   Changes in operating assets and liabilities:
      (Increase) in accounts receivable..................                     (314)               (456)             (400)
      Decrease (increase) in inventory ..................                     (103)               (473)              482
      Decrease (increase) in prepaid expenses, deposits
         and other assets ...............................                     (660)                297                47
      Increase (decrease) in accounts payable and.
         accrued expenses ...............................                   (1,521)              1,086             3,202
                                                                          --------            --------         ---------
Net cash used in operating activities....................                   (1,794)             (5,707)          (10,595)

Investing activities:
      Purchases of investments ..........................                      ---                 ---            (5,280)
      Proceeds from maturities and sales of
         investments.....................................                      ---               4,787             9,773
      Proceeds from sale of fixed asset..................                      ---                 ---                12
      Capital expenditures ..............................                       (2)                (43)             (133)
                                                                          --------            --------         ---------
Net cash provided by (used in) investing activities......                       (2)              4,744             4,372

Financing activities:
      Proceeds from sale of stock and exercise of options
       and warrants - net of expenses ...................                    4,531               3,692               713
      Net borrowings (repayments) on line of credit .....                   (4,444)              2,043               649
      Proceeds from sale of convertible notes............                      ---              13,000            10,000
      Redemption of convertible notes....................                      ---             (13,000)              ---
                                                                          --------            --------         ---------
Net cash provided by financing activities ...............                       87               5,735            11,362

Net increase (decrease) in cash and cash equivalents ....                   (1,709)              4,772             5,139

Cash and cash equivalents - beginning of period .........                   12,151               7,379             2,240
                                                                          --------            --------         ---------
Cash and cash equivalents - end of period ...............                 $ 10,442            $ 12,151         $   7,379
                                                                          ========            ========         =========
Supplemental Cash Flow Disclosure:
      Cash paid for interest.............................                 $    721            $    104         $     116

Non cash:
     Stock issued pursuant to convertible notes .........                 $ 13,000            $    598         $     275
     Warrants issued in connection with
         convertible notes...............................                      ---               1,273               273
     Beneficial conversion feature on convertible notes..                      ---                 358               ---

The accompanying notes are an integral part of these financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

In this Annual Report, "InKine," "we," "us" and "our" refer to InKine Pharmaceutical Company, Inc. and "Common Stock" refers to InKine's common stock, par value $0.001 per share.

1.  DESCRIPTION OF BUSINESS

InKine is a specialty pharmaceutical company focused on developing and commercializing pharmaceutical products to diagnose and treat gastrointestinal disorders, with the additional strategy of acquiring drug candidates that are close to commercialization. Our flagship product, Visicol(R), is the first and only Food and Drug Administration (FDA) approved tablet regimen available on the market indicated for bowel preparation prior to colonoscopy. Our portfolio also includes IB-Stat(R), an antispasmodic product currently marketed to gastroenterologists and others for use as an acute care product available for absorption more rapidly than solid dose formulations that is used for a variety of indications. We are also developing Colirest(TM), a steroid molecule, for the treatment of inflammatory bowel disease (IBD).

2.  Summary of Significant Accounting Policies

Cash and Cash Equivalents -- We consider all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments -- Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. We generally hold investments to maturity, however, since we may, from time to time, sell securities to meet cash requirements, we classify our investments as available-for-sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of Shareholders' Equity.

Inventories -- Inventories are stated at the lower of first-in, first-out (FIFO) cost or market.

Concentration of Credit -- We generally invest in securities of the U.S. Treasury, U.S. government agencies, and U.S. government security-based money market funds. We have not experienced any losses on our investments. We have an exposure to credit risk in our trade accounts receivable from product sales. We sell our products to wholesalers and large drug store chains located primarily in the United States.

Deposits and Other Assets -- A deposit was made for leased office space that will be refunded in full at the end of the lease term. Other assets also include advances to sales representatives for business expenses. Such advances are deducted from sales representative's final paycheck or expense reimbursement upon termination.

Fixed Assets and Depreciation -- Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, equal to: (i) three years for computers/software; (ii) five years for office equipment and manufacturing equipment (located at our contract manufacturer); and (ii) seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets -- In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Significant items subject to such estimates and assumptions include valuation allowances for receivables, inventories and deferred tax assets. Actual results could differ from those estimates.

Reclassification -- Certain prior period amounts have been reclassified to conform to current year financial statement presentation.

Revenue Recognition -- We recognize revenue pursuant to Staff Accounting Bulletin No. 104 "Revenue Recognition." Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence of the arrangement exists; (ii) delivery of the products and/or services has occurred;
(iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably probable.

We generally recognize revenue upon shipment of the product. For IB-Stat, we recognize revenue based on prescription data. This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated. Revenue from service obligations is recognized when the services have been performed.

Research and Development -- Research and development costs are expensed as incurred.

Stock-Based Compensation -- We account for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We adopted the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." We account for stock-based compensation granted to non-employees based on the fair value of the consideration received or the fair value of instrument issued, whichever is more reliably measurable. The fair value is amortized over the period of the respective services provided.

Under our employee stock compensation plans, we generally grant employees and outside directors stock options at an exercise price equal to the fair market value as of the date of grant. No compensation is recorded with respect to such stock option grants. Compensation expense with respect to restricted stock awards and performance-based stock options are charged to expense over the vesting period or the measurement date, respectively. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all of the outstanding and unvested awards in each period (in thousands, except per share data). (See Note 12)


                                                               Years Ended December 31,
                                                 ---------------------------------------------------
                                                   2003                 2002                  2001
                                                   ----                 ----                  ----
    Net Loss                 As reported         $(1,526)             $(10,360)            $(15,258)
                              Pro forma          $(4,559)             $(13,415)            $(17,907)
Net Loss Per Share-basic
    and diluted              As reported          $(0.04)              $(0.30)              $(0.45)
                              Pro forma           $(0.11)              $(0.38)              $(0.52)


Income Taxes -- We account for income taxes using the liability method as prescribed by Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Loss Per Share -- We calculate our loss per share under the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" loss per share on the face of the income statement. Basic loss per share is computed by dividing loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. Only basic loss per share amounts have been presented on the face of the statements of operations as the inclusion of incremental shares would have been anti-dilutive.

Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and "other comprehensive income" (i.e. other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income or loss as reported on the statement of operations). The comprehensive loss for each of the periods presented approximates the net loss in the statement of operations.

Recently Issued and Adopted Accounting Standards - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and is related to certain derivatives embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and to certain preexisting contracts. SFAS No. 149 is to be applied prospectively. SFAS No. 149 currently has not had an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004. SFAS No. 150 is not expected to have an impact on our financial position, results of operations or cash flows.

3.  ACCOUNTS RECEIVABLE

Accounts receivable balances consist of the following (in thousands):

                                                 December 31,     December 31,
                                                    2003             2002
                                                    ----             ----
Accounts receivable - gross..................     $ 1,194          $  888
Less: allowance for cash discounts...........         (24)            (32)
                                                  -------          ------
     Accounts receivable.....................     $ 1,170          $  856
                                                  =======          ======


4.  Investments

We invest in U.S. Treasury and U.S. Government agency securities. Excess cash is invested on a short-term basis in U.S. government based money market funds. We had no unrealized losses at December 31, 2003 and 2002. We have not realized any losses on our investments.

5.  INVENTORIES

Inventories balances consist of the following (in thousands):

                                                December 31,     December 31,
                                                   2003              2002
                                                   ----              ----
Raw materials................................      $ 260            $ 114
Work in process..............................        447              357
Finished goods...............................         73              206
                                                   -----            -----
     Inventory...............................      $ 780            $ 677
                                                   =====            =====

6.  Fixed Assets


Fixed assets are stated at cost and consist of the following (in thousands):

                                                 December 31,     December 31,
                                                    2003             2002
                                                    ----             ----
Manufacturing equipment......................     $  220            $ 220
Office equipment and furniture...............        534              532
                                                  ------            -----
Total........................................        754              752
Less accumulated depreciation................       (630)            (478)
                                                  ======            =====
     Fixed assets, net.......................        124            $ 274
                                                  ======            =====
7.  Accrued Expenses


Accrued expenses consist of the following (in thousands):

                                                 December 31,    December 31,
                                                    2003             2002
                                                    ----             ----
Financing costs..............................     $  434          $   310
Sales and marketing costs....................        253            1,632
Deferred revenue.............................        278              524
Research and development costs...............        232              256
Allowance for returns and third-party rebates        134              168
Payroll related costs........................        216              154
Professional fees............................         96              105
Interest.....................................        ---               54
Manufacturing materials......................        220              ---
Other........................................        ---               19
                                                 -------         --------
     Accrued expenses........................    $ 1,863         $  3,222
                                                 =======         ========
8.  DEFERRED REVENUE

For IB-Stat, we recognize revenue based on prescription data. This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated. As a result, we have recorded deferred revenue of $278,000 and $524,000 that was included in accrued expenses on the balance sheet as of December 31, 2003 and 2002, respectively.

9.  ALLOWANCE FOR SALES RETURNS

We maintain allowances for potential future sales returns. These allowances are evaluated on a quarterly basis based on historical experience, product characteristics, industry averages, wholesaler stocking patterns, and prescription trends. At December 31, 2003 and 2002, we had returns allowances of $126,000 and $149,000, respectively, that was included in accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance (in thousands):

                                             December 31,    December 31,
                                                2003            2002
                                                ----            ----
Beginning allowance for sales returns........  $ 149           $ 441
Provision for estimated sales returns........    162             581
Actual sales returns.........................   (185)           (873)
                                               -----           -----
     Ending allowance for sales returns......  $ 126           $ 149
                                               =====           =====

10. LINE OF CREDIT

We have a $7,500,000 line of credit with a financial institution. Under the terms of this arrangement, we make monthly interest-only payments at a variable per annum rate of 2.20%, plus the 30-day Dealer Commercial Paper Rate, with principal due on March 31, 2004. We maintain investments of at least 100% of the amount outstanding at the institution as collateral for the line of credit. There was no outstanding balance on this line of credit at December 31, 2003. At December 31 2002, $4,444,000 was outstanding under this line of credit at an average interest rate of 3.88%.

11. CONVERTIBLE SUBORDINATED NOTES

In December 2002, we completed a $13,000,000 private placement of June 2005 convertible notes together with 2,459,460 warrants. Proceeds from the placement were used to redeem our then outstanding June 2003 convertible notes. The June 2005 notes were convertible into our common stock at a conversion price of $1.85 per share and the warrants, which were not exercisable until December 2003, also have an exercise price of $1.85 per share. On June 30, 2003, the then holders of the June 2005 convertible notes executed a Conversion Agreement to convert all of the outstanding notes into shares of our common stock. In 2003, we incurred debt inducement, non-cash accretion and non-cash premium charges of $2,822,000. Included in that charge were the following (in thousands):

                                               December 31,
                                                   2003
                                                 --------
Non-cash warrant accretion....................   $ 1,044
Cash inducement...............................       750
Non-cash premium accretion....................       650
Beneficial conversion feature.................       353
Legal fees....................................        25
                                                 -------
      Debt inducement, non-cash accretion and
         non-cash premium......................  $ 2,822
                                                 =======

In addition to the charge to the income statement, we reclassified to additional paid-in capital $704,000 in charges that were taken in prior periods related to the amortization of the maturity premium associated with the previously outstanding convertible notes. At December 31, 2003, we have no convertible notes outstanding.

12. SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock
Our certificate of incorporation provides the board of directors the power to issue shares of preferred stock without shareholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock, and the board of directors has the power to determine these voting rights.

Common Stock
In November 1997, we completed a private placement of 17,000,000 shares of common stock, together with warrants, with net proceeds of approximately $15.8 million.

Also, in November 1997, in connection with the purchase of certain technologies, 875,000 shares of common stock were issued.

In September 1999, we completed a private placement of 2,307,691 shares of common stock, together with warrants, with net proceeds of $2,750,000.

In May 2000, we completed a private placement of 2,838,871 shares of common stock, together with warrants, as described below, with net proceeds of $9,900,000.

In December 2002, we completed a private placement of 2,469,032 shares of common stock, together with warrants, with net proceeds of $3,474,000.

In June 2003, we executed a Conversion Agreement with our then holders of the June 2005 convertible notes. The notes were converted into 7,027,027 shares of common stock.

Throughout the year ended June 30, 2000, we issued approximately 4,431,000 shares of common stock from the exercise of warrants and stock options with net proceeds of $3,822,000.

Throughout the six-months ended December 31, 2000, we issued approximately 1,046,000 shares of common stock from the exercise or vesting of warrants, stock options and restricted stock with net proceeds of $874,000.

Throughout the year ended December 31, 2001, we issued approximately 976,000 shares of common stock from the exercise or vesting of warrants, stock options, and restricted stock with net proceeds $713,000. In addition, we issued approximately 61,000 shares of common stock in connection with our then outstanding June 2003 convertible notes.

Throughout the year ended December 31, 2002, we issued approximately 213,000 shares of common stock from the exercise of warrants and stock options with net proceeds of $218,000. In addition, we issued approximately 336,000 shares of common stock in connection with our then outstanding June 2003 convertible notes.

Throughout the year ended December 31, 2003, we issued approximately 3,688,000 shares of common stock from the exercise of warrants and stock options with net proceeds of $4,531,000. (See Note 11)

Warrants
In connection with the May 2000 private placement of common stock, we issued warrants to the placement agents to purchase an aggregate of 283,887 shares of common stock, exercisable at $5.13 per share and expire in May 2005. At December 31, 2003, 283,887 of these warrants were outstanding.

In connection with the December 2002 private placement of the June 2005 convertible notes, we issued warrants to the noteholders to purchase an aggregate of 2,459,460 shares of common stock, exercisable at $1.85 per share. These warrants expire in December 2007. At December 31, 2003, 2,459,460 of these warrants were outstanding.

Treasury Stock
In May 1997, a shareholder/officer transferred to us 16,515 shares of common stock previously issued in payment of accrued salary; such transfer was made in satisfaction of obligations to us arising from the payment of withholding taxes relating to the issuance. We are holding the repurchased shares as treasury shares.

Stock Option Plans
In October 1997, our shareholders approved an amendment to the 1993 Stock Option Plan (the "1993 Plan"), which as amended provides for the granting of up to 4,200,000 shares of common stock, pursuant to which directors, employees, non-employees, consultants and advisors are eligible to receive stock options. Options granted under the 1993 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.

In October 1997, our shareholders approved the 1997 Consultant Stock Option Plan (the "1997 Plan"), which provides for the granting of up to 2,500,000 shares of common stock, pursuant to which our consultants and advisors are eligible to receive stock options. Options granted under the 1997 Plan are exercisable for a period not to extend beyond February 14, 2007 and at an exercise price determined by the Board or Plan Administrator.

In November 1999, our shareholders approved, and in November 2000 and May 2001, our shareholders amended, the 1999 Equity Compensation Plan (the "1999 Plan") which as amended provides for grants of stock options and restricted stock of up to 4,000,000 shares of common stock to selected employees and non-employee directors. Options granted under the 1999 Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair value on the date of grant.

In addition to the shares of common stock issuable upon exercise of options granted under our stock option plans, 1,147,000 shares of common stock are issuable upon exercise of outstanding options granted to an officer in 1997 pursuant to a written agreement. The exercise price for these options was set by the Board of Directors, or a committee designated by the Board, based upon an evaluation of the fair market value of the our common stock on the date of grant. The options vest over three years, and expire no later than ten years from the date of grant.

A summary of the status of our stock options as of December 31, 2003, 2002 and 2001, and changes during the periods ending on those dates is presented below (in thousands, except per share data):

                                                        Years Ended December 31,
                                -------------------------------------------------------------------------
                                        2003                      2002                      2001
                                        ----                      ----                      ----
                                           Weighted                  Weighted                   Weighted
                                           Average                   Average                    Average
                                           Exercise                  Exercise                   Exercise
                                           Price per                 Price per                  Price per
Options                         Shares       Share       Shares        Share        Shares        Share
-------                         ------       -----       ------        -----        ------        -----
Outstanding at beginning of
   period...................     7,441       $1.88        6,589        $2.16         6,443        $2.09

Granted.....................       569       $1.20        1,744        $1.08         1,116        $2.82

Exercised...................    (1,859)      $2.07         (254)       $1.09          (596)       $1.23

Forfeited...................      (224)      $7.36         (638)       $2.76          (374)       $4.52
                                ------                   ------                     ------

Outstanding at end
   of period................     5,927       $2.14        7,441        $1.88         6,589        $2.16

Exercisable at end
   of period................     4,172       $2.06        5,006        $1.69         4,764        $1.64

The following table summarizes information about stock options outstanding at December 31, 2003 (in thousands, except per share data):


                                                  Options Outstanding                        Options Exercisable
                                   -------------------------------------------------    ------------------------------
                                                      Weighted
                                                      Average
                                     Options         Remaining                            Options
           Range of                Outstanding      Contractual     Weighted Average    Exercisable   Weighted Average
        Exercise Prices            at 12/31/03         Life          Exercise Price     at 12/31/03    Exercise Price
        ------------------         -----------      -----------     ----------------    -----------   ----------------
$0.61-$3.00...............            4,620          6.3 years           $1.19            3,252             $1.04

$3.01-$6.00...............              783          6.9 years           $3.93              545             $4.18

$6.01-$8.50...............              524          6.9 years           $7.78              375             $7.79
                                   -----------                                          -----------
$0.61-$8.50...............            5,927          6.4 years           $2.14            4,172             $2.06


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                     Years Ended December 31,
                                          ------------------------------------------------
                                            2003                2002                 2001
                                            ----                ----                 ----
Range of risk free interest rates......    1.01%                1.61%                3.57%
Dividend yield.........................      0%                  0%                   0%
Volatility factor......................     95%                 100%                 101%
Expected life of options (in years)....      5                    5                    5


See Note 2 for proforma net loss per share.

The weighted average fair value of options granted was $1.97, $0.81 and $2.51 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, there were 989,000 options available for issuance in connection with our stock option plans.

Restricted Stock

In connection with the 1999 Plan, we are authorized to award shares of restricted stock. The maximum number of restricted shares issuable or transferable under the 1999 Plan is 25% of the aggregate number of shares issuable or transferable under the 1999 Plan. During the year ended December 31, 2001, 35,000 of restricted common stock were awarded to selected employees and non-employee directors. No such shares were awarded during the year ended December 31, 2003 and 2002. The restriction period for restricted stock awards were either a one to two year vesting period or upon the attainment of certain business related milestones, commencing from the grant date.

13. INCOME TAXES

We have approximately $53,000,000 of net operating loss (NOL) carryforwards available to offset future federal taxable income and approximately $49,000,000 of NOL carryforwards available to offset future state taxable income subject to a $2,000,000 Pennsylvania annual limitation. The NOL carryforwards are subject to examination by the tax authorities and expire in various years from 2006 through 2024. The NOL carryforward differs from the accumulated deficit due principally to differences in the recognition of certain research and development expenses for financial and federal income tax reporting. We are also entitled to approximately $1,541,000 of research and experimentation credits to offset future federal income tax liability and approximately $45,000 of research and experimentation credits to offset state income or franchise tax liability. Our NOL carryforwards as of December 31, 2003 also includes approximately $24,000,000 of cumulative deductions that were incurred as a result of tax deductions generated from stock option exercises. If we were to ever tax benefit these deductions, a significant portion of the tax benefit would be credited to additional paid in capital.

The Tax Reform Act of 1986 contains provisions that may limit the NOL and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company's ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change. The rules providing for the definition of an ownership change are complex and a study needs to be performed to determine if we have undergone a change in ownership. We believe that we have undergone an ownership change and are subject to an annual limitation on the use of our NOL carryforwards pursuant to these provisions. Our NOL carryforwards and temporary differences represent a previously unrecognized tax benefit. Recognition of these benefits requires future income. Because the attainment of future income is uncertain, we have established a valuation allowance, which increased by approximately $1,200,000 during the year ended December 31, 2003, for the entire amount of the tax benefit.

Significant components of the our deferred tax assets as of December 31, 2003 and 2002 are as follows (in thousands):

                                                     December 31,     December 31,
                                                         2003             2002
                                                     ------------     ------------
Net operating loss carryforwards..................    $  20,700          $ 20,096
Research and development costs and credits........       11,223            10,646
Other.............................................          676             1,359
                                                      ---------          --------
      Net deferred tax assets.....................       32,599            32,101
Valuation allowance for deferred tax assets.......      (32,599)          (32,101)
                                                      ---------          --------
     Total deferred tax assets....................    $     ---          $    ---
                                                      =========          ========

14. 401(k) PLAN

We maintain a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. We, at our discretion, may make certain contributions to the plan. During the years ended December 31, 2003, 2002 and 2001, we provided a contribution equal to 50% of the first 4% contributed by the employee. An expense of approximately $49,000, $29,000 and $37,000 was recognized for the same periods, respectively. During the year ended December 31, 2002, we also provided a discretionary matching contribution totaling $15,000 paid entirely from plan forfeitures.

15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

License Agreements

Our rights to Visicol, INKP-102 and Colirest are held pursuant to license agreements. In addition, we anticipate entering into licenses for other product candidates and technologies that may be limited in scope and duration, and may authorize the development and marketing of specified licensed products or technologies for a limited period of time. The license agreements may be terminated prior to their expiration date under certain circumstances, including the our failure to comply with product development commitments specified therein.

The success of licensing arrangements depends on many factors, including the reasonableness of license fees in relation to revenue generated by sales of the licensed products and the viability and potential developmental success of the licensed products. Certain of our licensing arrangements require, and future licensing arrangements may require, specified levels of research and development expenditures by us. In the event that we are unable to finance any or all of such expenditures could result in the termination of affected licenses, and the termination, cancellation or inability to renew any of its existing licensing arrangements, coupled with the inability to develop and enter into new licensing arrangements, could have a material adverse effect our financial condition and results of operation.

Our license with the ALW Partnership, entered into February 1997, which covers Visicol and INKP-102, may be terminated by the licensor if we fail to pay, commencing in February 2003, minimum royalties of $100,000 per year whether or not any sales have occurred. In addition, our rights under the ALW License will no longer be exclusive, and the minimum royalty payment will no longer be due (although decreased actual royalty payments will be due) if there is no valid or enforceable patent on Visicol, INKP-102 or any other product under the ALW License.

Terms of the November 6, 1997 acquisition of the receptor based technology from which Colirest is derived, could require us to pay an aggregate of $750,000 and issue an aggregate of 750,000 shares of common stock to Corbec shareholders. Additional cash payments in the aggregate amount of $16,580,000 and additional issuances of an aggregate of 720,000 shares of common stock are to be made upon the achievement of the following milestones and targets: (i) $500,000 and 180,000 shares upon our receipt of a letter of approval from the FDA allowing for the commercial sale of CBP-1011 (the compound from which Colirest is derived); (ii) 80,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $20,000,000; (iii) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from CBP-1011 equals or exceeds $30,000,000; (iv) 180,000 shares following the first fiscal year net revenues from CBP-1011 sales equals or exceeds $40,000,000; (v) $500,000 and 30,000 shares upon our filing of an IND with the FDA with respect to a second generation compound (a "Second Drug"); (vi) $80,000 upon the successful completion of Phase II clinical trials with respect to a Second Drug;
(vii) 120,000 shares upon our filing of an NDA with respect to a Second Drug;
(viii) $500,000 and 130,000 shares upon receipt of a letter of approval from the FDA allowing for the commercial sale of a Second Drug; and (ix) $7,500,000 (payable in five equal annual installments) following the first fiscal year net revenues from the Second Drug equals or exceeds $75,000,000.

We entered into an agreement in February 2001 with Morton Grove Pharmaceuticals, Inc. to develop and manufacture IB-Stat, an oral hyoscyamine spray for the treatment of symptoms associated with IBS and other diagnostic uses. We began shipping IB-Stat to customers in June 2002. Under our agreement, Morton Grove developed and continues to supply the product, and we market and sell IB-Stat through our commercial operations. At this time, we do not intend to conduct any preclinical or clinical studies on this product.

We entered into a license agreement in September 2001 with Zeria Pharmaceutical Company, Ltd. of Tokyo, Japan to develop, manufacture, market and sell Visicol for use in Japan. Under the agreement, Zeria will develop Visicol as a bowel cleansing agent. As compensation for the license granted to Zeria, we received an up-front license fee of $500,000 and will receive an additional $2,000,000 in fixed license fees upon reaching certain development milestones. In addition, we will receive royalty payments based on net sales of Visicol in Japan. Zeria is responsible for all development costs.

In July 2002, we granted ZaBeCor Pharmaceutical Company the exclusive right to develop, manufacture, market and sell products and technologies covered by our patents relating to inflammatory disease. ZaBeCor shall pay us a royalty based on net sales of all products discovered or developed by ZaBeCor or its partners. ZaBeCor will be responsible for all development costs. We, however, will retain all rights to Colirest.

We entered into a license agreement in May 2003 with Paladin Labs Inc. of Montreal, Canada to register, sell, market and distribute Visicol for use in Canada. As consideration for the license, Paladin has paid an up-front license fee, with additional royalties due to us based on future net sales of Visicol. Paladin will be responsible for all costs to sell, market and distribute Visicol in Canada.

In December 2003, we entered into a non-exclusive co-promotion agreement with Sigma-Tau Pharmaceuticals, Inc., a subsidiary of Sigma-Tau International SA of Rome, Italy. Under the agreement, our U.S. gastrointestinal sales force will promote Sigma-Tau's VSL#3(R) in the second sales position behind Visicol. VSL#3 is a probiotic that is effective in treating certain gastrointestinal disorders, including pouchitis, an inflammation of the small bowel reservoir (or pouch). Pouchitis is the most frequent long-term complication following colon removal and pouch creation surgery for ulcerative colitis. Under the co-promotion agreement, we could receive up to $1.5 million over the one-year term based on the completion of 15,000 second position quarterly sales calls for a total of 60,0000 second position calls.

We entered into a license agreement in January 2004 with Pharmatel Pty Ltd. of Sydney, Australia to register, sell, market and distribute Visicol for use in Australia and New Zealand. As consideration for the license, Pharmatel has paid an up-front license fee, with additional royalties due to us based on future net sales of Visicol. Pharmatel will be responsible for all costs to sell, market and distribute Visicol in Australia and New Zealand.

The termination of any license or the loss of exclusivity thereunder could have a material adverse effect on our business, financial condition and results of operations.

Rent
In November 2000, we entered into a five-year lease for office space of approximately 8,000 square feet, in Blue Bell, Pennsylvania. In April 2002, we entered into a two-year lease for warehouse space of approximately 1,600 square feet, in Norristown, Pennsylvania. Minimum annual rent payments under these leases are as follows:

                  2004             $ 219,000
                  2005               181,000
                                   ---------
                                   $ 628,000
                                   =========

Rent expense was approximately $230,000 $221,000 and $205,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

16. SIGNIFICANT CONCENTRATIONS

We operate in a single industry focused on developing and commercializing pharmaceutical products to diagnose and treat gastrointestinal disorders. Our principal financial instruments subject to potential concentration of credit risk are accounts receivable, which are unsecured.

During 2001, we made our first sales of Visicol to wholesalers and large drug store chains. Most of our revenue to date has been from the sale of Visicol. Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:
                                        Years Ended December 31,
                                        ------------------------
                                        2003                 2002
                                        ----                 ----
Customer A........................      31%                   31%
Customer B........................      31%                   31%
Customer C........................      10%                   10%
Customer D........................       8%                   11%


Additionally, 82% and 78% of our accounts receivable balances were due from these four customers at December 31, 2003 and 2002, respectively. Concentrations for 2001 were similar to 2003 and 2002.

Currently, we are using active pharmaceutical ingredients sodium phosphate monobasic monohydrate and sodium phosphate dibasic anhydrous manufactured for us by Mallinckrodt, Inc. We are currently working towards submitting a Drug Master File with the FDA for another Mallinckrodt facility. Visicol tablets are currently manufactured by Pharmaceutical Manufacturing Research Services, Inc. We are currently working with an appropriate secondary manufacturer of Visicol to obtain FDA approval.

17. INTERIM FINANCIAL RESULTS (UNAUDITED)

The following tables set forth certain unaudited financial information for each of the quarters in the years ended December 31, 2003 and 2002. This unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the audited financial statements and notes. We believe that quarter-to-quarter comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance (in thousands, except per share amounts).

                                                                        Three-Month Periods Ended
                                                  ----------------------------------------------------------------
                                                   March 31,        June 30,        September 30,    December 31,
                                                     2003             2003              2003             2003
                                                  ----------       ----------       --------------    ------------
Revenue......................................     $  2,536         $  3,388         $  4,333            $ 4,175
Cost of goods sold...........................         (389)            (472)            (604)              (777)
Gross profit.................................        2,147            2,916            3,729              3,398
Research and development.....................          341              448              464                569
Sales and marketing..........................        1,420            1,475            1,443              1,535
General and administrative...................          513              735              634                703
Income from operations.......................         (127)             258            1,188                591
Net income (loss)............................     $   (931)        $ (2,374)         $ 1,178            $   601
Net income (loss) per share - basic..........     $  (0.02)        $  (0.06)         $  0.03            $  0.01
Net income (loss) per share - diluted........     $  (0.02)        $  (0.06)         $  0.02            $  0.01

                                                                        Three-Month Periods Ended
                                                  ----------------------------------------------------------------
                                                   March 31,        June 30,        September 30,     December 31,
                                                     2002             2002              2002              2002
                                                  ----------       ----------       --------------    ------------
Revenue......................................     $    977         $  2,007          $ 2,222            $ 2,346
Cost of goods sold...........................          285              504              445                490
Gross profit.................................          692            1,503            1,777              1,856
Research and development.....................        1,602              870              459                328
Sales and marketing..........................        1,030            1,350            1,698              1,925
General and administrative...................          593              577              541                538
Loss from operations.........................       (2,533)          (1,294)            (921)              (935)
Net loss.....................................     $ (2,777)       $  (1,555)        $ (1,477)          $ (4,551)
Net loss per share - basic and diluted.......     $  (0.08)       $   (0.04)        $  (0.04)          $  (0.13)


18. SECURITIES OFFERING

On November 26, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission relating to a proposed underwritten secondary public offering of 10,000,000 shares of common stock. We have also granted the underwriters an option to purchase an additional 1,500,000 shares to cover over-allotments. On December 8, 2003 and December 16, 2003, we amended the registration statement. We have deferred approximately $434,000 of expenses, which are included in prepaid expenses and other current assets on the balance sheets as of December 31, 2003 pending the completion or withdrawal of our proposed underwritten secondary public offering.

                                  EXHIBIT INDEX

Exhibit  Title
-------  -----

3.1      Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.2      By-laws. (Exhibit 3.2)(2)

4.1 Common Stock Purchase Warrant, dated May 5, 2000, granted to the placement agent, Leerink, Swann, Garrity, Sollami, Yaffe & Wynn, Inc. (Exhibit 4.2)(3)

4.2 Securities Purchase Agreement, among InKine Pharmaceutical Company, Inc., S.A.C. Capital Associates, LLC, SDS Merchant Fund, L.P., Royal Bank of Canada, through RBC Dominion Securities Corporation as its agent, Solomon Strategic Holdings, Inc., and Tail Wind Fund, Ltd. dated as of December 16, 2002. (In accordance with Item 601 of Regulation S-K, the schedules and certain exhibits have been omitted. They are available upon request.). (Exhibit 4.1)(4)

4.3 Registration Rights Agreement, among InKine Pharmaceutical Company, Inc., S.A.C. Capital Associates, LLC, Royal Bank of Canada, through RBC Dominion Securities Corporation as its agent, Solomon Strategic Holdings, Inc., and Tail Wind Fund, Ltd. dated as of December 17, 2002. (Exhibit 4.2)(4)

4.4 Form of Common Stock Purchase Warrant, dated December 17, 2002. (In accordance with Item 601 of Regulation S-K, similar warrants granted to the investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor). (Exhibit 4.5)(4)

4.5 Conversion Agreement, by and among InKine Pharmaceutical Company, Inc., S.A.C. Capital Associates, LLC, SDS Merchant Fund, L.P., Royal Bank of Canada, Solomon Strategic Holdings, Inc., and The Tail Wind Fund Ltd, dated as of June 30, 2003. (Exhibit 4.1)(5)

10.1 Employment Agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, dated November 6, 1997. (Exhibit 10.4)(6)

10.2 Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6, 1997, issued to Leonard S. Jacob. (Exhibit 10.6)(6)

10.3 Employment Agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November 2, 1998. (Exhibit 10.6)(7)

10.4     Stock Option Plan, as amended. (Exhibit 99)(8)

10.5     1997 Consultant Stock Option Plan. (Exhibit 99)(9)

10.6     Form of Stock Option Agreement. (Exhibit 10(b))(10)

10.7     License Agreement with ALW Partnership. (Exhibit 10(l))(11)

10.8     Form of Option granted to Partners of ALW Partnership. (Exhibit
         10(o))(11)

10.9 Amendment to Employment Agreement, dated November 4, 1999, between the Company and Leonard S. Jacob. (Exhibit 10.18)(12)

10.10    1999 Equity Compensation Plan. (Exhibit 99)(13)

10.11* Amendment to Employment Agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, dated November 20, 2003.

10.12* Amendment to Employment Agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November 20, 2003.

10.13* Employment Agreement between InKine Pharmaceutical Company, Inc. and Martin Rose, M.D., J.D., dated December 1, 2000.

10.14* Amendment to Employment Agreement between InKine Pharmaceutical Company, Inc. and Martin Rose, M.D., J.D., dated November 20, 2003.

23*      Consent of KPMG LLP.

31.1* Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Filed herewith.

(1) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, with the Securities and Exchange Commission (SEC File No. 000-24972).

(2) Filed as an Exhibit to InKine's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, with the Securities and Exchange Commission (SEC File No. 000-24972).

(3) Filed as an Exhibit to InKine's Form S-3 (SEC File No. 333-37254), dated May 17, 2000, with the Securities and Exchange Commission.

(4) Filed as an Exhibit to InKine's Current Report on Form 8-K dated December 17, 2002, with the Securities and Exchange Commission (SEC File No. 000-24972).

(5) Filed as an Exhibit to InKine's Current Report on Form 8-K dated July 15, 2003, with the Securities and Exchange Commission (SEC File No. 000-24972).

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

(8) Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-58063), dated June 29, 1998, with the Securities and Exchange Commission.

(9) Filed as an Exhibit to InKine's Form S-8 (SEC File No. 333-58065) dated June 29, 1998, with the Securities and Exchange Commission.

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