Form 10-Q
period 2004-03-31
INKINE PHARMACEUTICAL CO INC
filed 2004-05-10
CIK 929547

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2004


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

         At May 7, 2004, the registrant had outstanding 48,666,674 shares of common stock, par value $.0001 per share.




                                                  INKINE PHARMACEUTICAL COMPANY, INC.

                                                                 INDEX

                                                                                                           Page
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  BALANCE SHEETS - as of March 31, 2004 (unaudited) and
                  December 31, 2003...............................................................................3

                  STATEMENTS OF OPERATIONS (unaudited) - for the Three-Months
                  Ended March 31, 2004 and 2003...................................................................4

                  STATEMENTS OF CASH FLOWS (unaudited) - for the Three-Months Ended March 31, 2004 and 2003.......5

                  NOTES TO FINANCIAL STATEMENTS (unaudited).......................................................6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................................................8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks....................................20

         Item 4.  Controls and Procedures........................................................................21

PART II - OTHER INFORMATION......................................................................................21

         Item 1.  Legal Proceedings..............................................................................21

         Item 2.  Changes in Securities and Use of Proceeds......................................................21

         Item 3.  Defaults Upon Senior Securities................................................................21

         Item 4.  Submission of Matters to a Vote of Security Holders............................................21

         Item 5.  Other Information..............................................................................21

         Item 6.  Exhibits and Reports on Form 8-K...............................................................22

SIGNATURES.......................................................................................................23

EXHIBITS INDEX...................................................................................................24


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                  INKINE PHARMACEUTICAL COMPANY, INC.

                                                            BALANCE SHEETS

                                          (in thousands, except share and per share amounts)


                                                                          March 31, 2004    December 31, 2003
                                                                       ------------------- -------------------
        ASSETS                                                               (unaudited)

Current assets:
     Cash and cash equivalents........................................      $      10,244      $     10,442
     Accounts receivable..............................................              2,528             1,170
     Inventory........................................................              1,480               780
     Prepaid expenses and other current assets........................                536               727
                                                                            -------------      ------------
         Total current assets.........................................             14,788            13,119

Fixed assets..........................................................                393               124
Deposits .............................................................                 57                54
                                                                            -------------      ------------
         Total assets.................................................      $      15,238      $     13,297
                                                                            =============      ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable.................................................      $       1,639      $        805
     Accrued expenses.................................................              1,862             1,863
       Line of credit.................................................              1,000               ---
                                                                            -------------      ------------
              Total current liabilities...............................              4,501             2,668

Shareholders' equity:
     Preferred stock, $0.0001 par value; authorized 5,000,000
         shares; none issued and outstanding .........................               ---                ---
     Common stock, $0.0001 par value; authorized 75,000,000
         shares; issued 48,652,939 shares.............................                  5                 5
     Less common stock held in treasury (16,515 shares)...............               (37)               (37)
     Additional paid-in capital.......................................             82,797            82,587
     Deferred compensation............................................               (24)               ---
     Accumulated deficit..............................................           (72,004)           (71,926)
                                                                            -------------      ------------
         Total shareholders' equity ..................................             10,737            10,629
                                                                            -------------      ------------
         Total liabilities and shareholders' equity...................      $      15,238     $      13,297
                                                                            =============      ============

            See accompanying notes to unaudited financial statements.

                                       3



                                                  INKINE PHARMACEUTICAL COMPANY, INC.

                                                       STATEMENTS OF OPERATIONS
                                                              (unaudited)

                                               (in thousands, except per share amounts)


                                                                             Three-Months Ended March 31,
                                                                            -------------------------------
                                                                                2004                2003
                                                                            -------------      ------------

Product revenue...........................................................  $       4,350             2,536
Other revenue.............................................................            283               ---
                                                                            -------------      ------------
   Revenue................................................................          4,633             2,536

Cost of goods sold........................................................           (491)             (389)
                                                                            -------------      ------------
   Gross profit...........................................................          4,142             2,147

Cost and expenses:
   Research and development...............................................            922               341
   Sales and marketing....................................................          1,949             1,420
   General and administrative.............................................            785               513
   Withdrawn public offering and litigation...............................            567               ---
                                                                            -------------      ------------
     Operating expenses...................................................          4,223             2,274
                                                                            -------------      ------------
   Loss from operations...................................................            (81)             (127)

Interest income...........................................................             10                14
Interest expense..........................................................             (7)             (351)
Non-cash accretion and cash premium.......................................            ---              (467)
                                                                            -------------      ------------
   Net loss...............................................................    $       (78)         $   (931)
                                                                            =============      ============
   Net loss per share - basic and diluted.................................    $      0.00          $  (0.02)
                                                                            =============      ============
    Weighted average shares outstanding - basic and diluted...............         48,547            37,796



            See accompanying notes to unaudited financial statements.




                                                  INKINE PHARMACEUTICAL COMPANY, INC.

                                                       STATEMENTS OF CASH FLOWS
                                                              (unaudited)

                                                             (in thousands)

                                                                               Three-Months Ended March 31,
                                                                            -------------------------------
                                                                                 2004              2003
                                                                            -------------      ------------
Operating activities:

   Net loss ..........................................................      $         (78)      $      (931)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation.....................................................                 33                41
     Amortization of deferred compensation............................                  8               ---
     Amortization of beneficial conversion, warrant interest and premium
        accretion.....................................................                ---               467
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable................................             (1,358)             (636)
     (Increase) in inventory .........................................               (700)              (25)
     (Increase) decrease in prepaid expenses and other assets ........                188              (352)
     Increase (decrease) in accounts payable and accrued expenses ....                833               (20)
                                                                            -------------      ------------
Net cash used in operating activities.................................             (1,074)           (1,456)
Investing activities:
     Capital expenditures.............................................               (302)              ---
                                                                            -------------      ------------
Net cash used in investing activities.................................               (302)              ---
Financing activities:
     Proceeds from exercise of options and warrants - net of expenses                 178               ---
     Borrowings, net of repayments on line of credit .................              1,000               (10)
                                                                            -------------      ------------
Net cash provided by (used in) financing activities ..................              1,178               (10)
Net decrease in cash and cash equivalents ............................               (198)           (1,466)
Cash and cash equivalents - beginning of period ......................             10,442            12,151
                                                                            -------------      ------------
Cash and cash equivalents - end of period ............................      $      10,244      $     10,685
                                                                            =============      ============



            See accompanying notes to unaudited financial statements.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

         In this Quarterly Report, "InKine," "we," "us" and "our" refer to InKine Pharmaceutical Company, Inc. and "Common Stock" refers to InKine's common stock, par value $0.0001 per share.

1.  Organization and Business Activities

     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders. Our development strategy has been to acquire late-stage drug candidates with short expected time lines to commercialization. We currently market and sell three pharmaceutical products, Visicol(R) and IB-Stat(R). We are also studying Visicol(R),VSL#3 for the treatment of constipation and for use prior to certain pre-operative gastrointestinal, gynecological and urological surgical procedures. In addition to our marketed products, we are studying INKP-102 as a new generation purgative product and Colirest(TM) for the treatment of patients with Inflammatory Bowel Disease
(IBD).

2.  Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States of America.

     Certain information and footnote disclosures normally included in our audited annual financial statements have been condensed or omitted in our interim financial statements. We believe that the interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair representation of the results for the interim periods presented.

     The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, which are contained in our most recent Annual Report on Form 10-K.

3.  Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

4.  Allowance for Sales Returns

     We maintain an allowance for potential future sales returns. This allowance is evaluated on a quarterly basis based on product characteristics, wholesaler stocking patterns, and prescription trends. At March 31, 2004, we had a sales returns allowance of $148,000 that was included in accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance for the three-month period ended March 31, 2004:

         Allowance at December 31, 2003               $126,000
         Provision for estimated sales returns          45,000
         Actual sales returns                          (23,000)
                                                       -------
                  Allowance at March 31, 2004         $148,000
                                                     =========

5.  Deferred Revenue

     For IB-Stat(R), we recognize revenue based on prescription data. This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated. As a result, we have recorded deferred revenue of $222,000 that was included in accrued expenses on the balance sheet as of March 31, 2004.

6.  Line of Credit

     We maintain a $7,500,000 line of credit with a financial institution, which expires January 31, 2005. Monthly interest-only payments are made at a variable per annum rate of 2.20% plus the 30-day Dealer Commercial Paper Rate. At March 31, 2004, $1,000,000 was outstanding under this line of credit at an average interest rate of 3.21%.

7.  Withdrawn Public Offering and Litigation

     On March 15, 2004, we withdrew a public offering of six million shares of our common stock. We wrote off $379,000 of costs related to the offering during the quarter ended March 31, 2004. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation does not contain any provision exempting the Company from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit for breach of contract was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years. The lawsuit names the Company as the defendant and seeks unspecified compensatory damages. We have incurred approximately $188,000 in legal costs related to preemptive rights and the lawsuit. In our statement of operations, we have included both the $379,000 in written-off costs related to the withdrawn offering and the $188,000 in legal costs related to preemptive rights and the lawsuit in the line item "Withdrawn public offering and litigation." On May 7, 2004, we received a $500,000 payment from a third-party as reimbursement for these costs. We believe that we will continue to be entitled to reimbursement from third-parties for any costs, expenses and liabilities incurred in connection with the purported class action lawsuit. However, no assurance can be given that we will obtain such additional reimbursement or that any such liability will not be material.

8.  Stock-Based Compensation

     We apply the intrinsic method of accounting for all stock-based employee compensation in accordance with APB No. 25 "Accounting for Stock Issued to Employees," and related interpretations. We record deferred compensation for option grants to employees for the amount, if any, by which the market price per share on the grant date exceeds the exercise price per share. We generally grant our stock options with exercise prices equal to fair market value on the grant date.

     We have elected to adopt the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148")." The following table illustrates the effect on our net loss and basic and diluted loss per share if we had recorded compensation expense for the estimated fair value of our stock-based employee compensation, consistent with SFAS No. 123:

                                                                        Three-Months Ended
                                                                      March 31,        March 31,
                                                                        2004            2003
                                                                        ----            ----
        Net loss - as reported..................................  $        (78)      $      (931)
        Deduct: Total stock based employee compensation.........          (718)             (739)
                                                                  -------------      ------------
        Net loss - pro forma....................................  $       (796)      $    (1,670)
                                                                  =============      ============

        Basis and diluted loss per share - as reported..........  $        0.00      $     (0.02)
                                                                  =============      ============
        Basis and diluted loss per share - pro forma............  $      (0.02)      $     (0.04)
                                                                  =============      ============

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion in conjunction with "Certain Risks Related to Our Business" and our unaudited condensed financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

General

     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders. Our development strategy has been to acquire late-stage drug candidates with short expected time lines to commercialization. We currently market and sell two pharmaceutical products, Visicol and IB-Stat. We are also studying Visicol for the treatment of constipation and for use prior to certain pre-operative gastrointestinal, gynecological and urological surgical procedures. In addition to our marketed products, we are studying INKP-102 as a new generation purgative product and Colirest for the treatment of patients with Inflammatory Bowel Disease (IBD).

     The following table outlines our current product pipeline, on which we have focused the majority of our research, development, marketing and sales efforts since inception. The table also sets forth the current development status of our products and product candidates in each targeted therapeutic indication:

        Product                     Therapeutic Indications                   Development Status
        -------                --------------------------------------   -----------------------------------
 Visicol                       o    Colon cleansing prior               FDA approved; marketed product
                                    to colonoscopy

                               o    Constipation                        Post marketing study completed
                                                                        Phase IV completed

                               o    Pre-operative colonic               Phase IV will commence during 2004
                                    surgical procedures

INKP-102                       o    Colon cleansing prior               Phase II ongoing
(next generation purgative)         to colonoscopy

IB-Stat                        o    Symptoms associated                 Marketed product
                                    with Irritable Bowel Syndrome (IBS)

                               o    Reduction of bowel
                                    motility during certain diagnostic
                                    procedures

Colirest                       o    Crohn's disease and ulcerative      Phase II Crohn's disease complete
                                    colitis,collectively                Phase II ulcerative colitis
                                    complete IBD                        Phase IIb Crohn's disease on-going


     In September 2000, we received notification that our flagship product, Visicol, was approved for marketing as a preparation for colonoscopy. Following this notification, we immediately commenced marketing and sales efforts and in January 2001, we began shipping Visicol to our customers. During 2001, gastroenterologists reported the visualization of microcrystalline cellulose
(MCC) in some patients receiving Visicol tablets. MCC is a commonly used, inert, but highly insoluble substance that binds and fills Visicol tablets. The presence of MCC may lengthen the colonoscopy procedure and therefore deterred some gastroenterologists from prescribing Visicol. As a result, 2001 revenues were adversely affected.

     We adopted three strategies for overcoming the issue of MCC visualization during a colonoscopy. First, in October 2001, we conducted a Phase IV clinical study, which showed that Visicol's efficacy at a reduced dosing regimen (20% and 30% less tablets and clear liquid volume) was comparable to the labeled dose, with significantly reduced MCC visualization. Secondly, in March 2002, the FDA approved a supplemental new drug application (SNDA), for a new formulation of Visicol containing approximately 50% less MCC. In May 2002, we began shipping this new formulation to customers, and since that time, we have become the fastest growing bowel preparation for use in patients undergoing colonoscopy. Finally, during 2003 we developed and filed a provisional patent application with the U.S. Patent and Trademark office for an MCC-free new generation purgative tablet (INKP-102).

Special Note Regarding Forward-Looking Statements

This report, and other oral statements made from time to time by our representatives, contain forward-looking statements within the meaning of
Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These may include statements regarding anticipated scientific progress on our research programs, development of potential pharmaceutical products, interpretation of clinical results, prospects for regulatory approval, manufacturing development and capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that ar not historical facts. These statements often include words such as "may," "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

     o    our limited history of profitability;

     o    our dependence on Visicol; o our ability to manage rapid growth;

     o    our limited sales and marketing experience;

     o    the highcost and uncertainties relating to clinical trials;

     o    market conditions and technological innovation;

     o the unpredictability of the duration and results of clinical trials and regulatory review;

     o other risks and uncertainties discussed under the caption "Certain Risks Related to Our Business" and elsewhere in this report and the documents incorporated by reference; and o other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

You should keep in mind that any forward-looking statement made by us in this report, or elsewhere, speaks only as of the date on which we make it. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under the caption "Certain Risks Related to Our Business." New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur.

Certain Risks Related to Our Business

Risks related to our business

We have achieved profitability for only two quarters to date and were not profitable during the first quarter of 2004. If we do not achieve and maintain our profitability or if we incur losses in the future, the price of our common stock is likely to fall.

     Our first sale of Visicol occurred in January 2001 and our first sale of IB-Stat occurred in June 2002. We have a significant accumulated deficit and have incurred losses and negative cash flow from operations in each year since inception on July 1, 1993. We achieved profitability and positive cash flow from operations each of the quarters in the second half of 2003. For the first quarter of 2004, we were not profitable due to costs related to our withdrawn public offering and expenses related to preemptive rights and the purported class action lawsuit. Visicol, INKP-102, IB-Stat and Colirest are in various stages of marketing or development and require significant research, development and testing. Visicol provides substantially all of our revenues. Our continued success and growth is primarily dependent on the performance of Visicol. If we are unsuccessful in achieving increased revenues through the sale of Visicol or through the sale of newly acquired or developed products or if we incur material costs related to our ongoing litigation, we will not be able to operate profitably in the future. Our common stock is likely to decrease in value if we fail to achieve and maintain profits or if the market believes that we are unable to achieve and maintain profits.


Our success and revenue currently depend on Visicol; if we do not continue to successfully market Visicol, our revenue might not grow, which could cause our stock price to decline.

     We market  sodium  phosphate  tablets in the United  States under the brand name Visicol, and if approved by the FDA, we intend to market INKP-102 and co-market Colirest in the United States. Our prospects over the next three to five years are substantially dependent on the successful commercialization of our products and product candidates. We expect to engage in expensive advertising, educational programs and other means to market our future products. The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

      o     demonstration of their clinical efficacy and safety;

      o     successful introduction for new indications;

      o     their cost effectiveness;

      o     their potential advantages over alternative treatment methods;

      o     the marketing and distribution support they receive; and

      o     reimbursement policies of government and third-party payors.

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

     We have experienced significant growth in the number of our employees and the scope of our operations. In support of the May 2002 re-launch of Visicol in the United States, we have grown from 13 employees on May 31, 2002 to 63 on March 31, 2004. This growth has placed a significant strain on our management and operations. Our continued growth might place further strains on our management and operations. Our ability to manage growth effectively will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our employee base.

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

      o     our products could cause undesirable side effects or injury;

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

     We do not possess the capabilities, resources or facilities to manufacture Visicol, IB-Stat and any of our product candidates. We must contract with manufacturers to produce Visicol, IB-Stat and our product candidates according to government regulations. The future development and delivery of our marketed products and our product candidates depends on the timely, profitable and competitive performance of these manufacturers. There are only a limited number of manufacturers capable of manufacturing our marketed products and our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufacturers on terms that may not be entirely acceptable to us. Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process.

     We have contracted with Mallinckrodt, Inc. to supply us with active pharmaceutical ingredients for Visicol. A significant portion of the Visicol tablet is monobasic and dibasic sodium phosphate. Mallinckrodt has agreed to supply these ingredients in a manner that meets FDA requirements. The FDA has approved the manufacturing process for these active ingredients, but the Drug Master File for the sodium phosphate is only for one location at Mallinckrodt. If this location were to shut down for any reason, a delay in the delivery of our active pharmaceutical ingredients would occur and could impact future sales of Visicol. We are currently working towards submitting a Drug Master File with the FDA for another Mallinckrodt facility in order to minimize this risk, but there can be no assurance that this Drug Master File will be approved.

     We have contracted with Pharmaceutical Manufacturing Research Services, Inc. (PMRS), a manufacturing development company, to supply commercial quantities of Visicol in a manner that meets FDA requirements. Our contract with

PMRS will expire at the end of 2004, subject to renewal for successive one year periods unless terminated by either party. The FDA has approved the manufacturing processes of PMRS. Any failure by PMRS to maintain compliance with FDA standards could result in its loss of "approved status" and could significantly harm our business because we do not have an approved secondary manufacturer for Visicol. We are currently working with an appropriate secondary manufacturer of Visicol to obtain FDA approval.

     We have contracted with Cardinal Health Packaging Services to package Visicol in a manner that meets FDA requirements. The FDA has approved this facility for the packaging of Visicol. In the event that Cardinal Health Packaging Services is unable to package Visicol for us, the FDA has also approved Fisher Clinical Services, Inc. for packaging of Visicol.

If the owners of technology licensed to us terminate any of our license agreements, these owners could prevent us from developing, manufacturing or selling the product covered by this license.

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

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we will not be able to achieve and maintain our operations at a profit.

     We have products and product candidates that compete in three very competitive segments of the pharmaceutical industry. These products and product candidates include: (i) purgative and laxative agents for cleansing the colon or relieving constipation, which includes Visicol and INKP-102; (ii) antispasmodics, which includes IB-Stat; and (iii) products that treat patients with IBD, which includes our product candidate Colirest. We are likely to encounter significant competition with respect to Visicol, INKP-102, IB-Stat and Colirest, including, but not limited to, competition from: (a) Braintree Laboratories, Inc., Schwarz Pharma Inc., C.B. Fleet Company, Inc. and Novartis Pharmaceuticals Corporation with respect to Visicol and INKP-102; (b) Schwarz Pharma Inc., Eli Lily and Company and Bedford Laboratories with respect to IB-Stat; and (c) AstraZeneca plc, Salix Pharmaceuticals, IDEC Pharmaceuticals Corporation, Procter & Gamble Pharmaceuticals, Solvay S.A., Centocor, Inc. (Johnson & Johnson) and Shire Pharmaceuticals Group plc with respect to Colirest.

     The financial strength of competitors is particularly important in the pharmaceutical industry, where technological innovations occur rapidly. These technological innovations can dramatically affect the price and effectiveness of a product line and can render a competing product line obsolete. Our competitors that have strong financial resources may develop competitive products that are less expensive and more effective than our products. These competitive products may render our products unmarketable or non-competitive. Even if our competitors do not develop better and more cost effective products, they may manufacture and market their products more successfully than us. Therefore, our competitors may capture all or a large segment of our target market, severely restricting our ability to maintain a profitable level of product sales.

If we are unable to protect our intellectual property, our competitors may develop similar products that could render our products obsolete.

     Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and other countries. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions. Without patent and other intellectual property protections, other companies could offer substantially identical products for sale without incurring the sizeable development and testing costs that we have incurred. Our ability to recoup these expenditures and realize profits upon sale of our products could be diminished.

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

     IB-Stat is the combination of a marketed drug (hyoscyamine sulfate) and a widely used delivery system. IB-Stat is therefore not patentable.

     In 2003, the U.S. Patent and Trademark Office issued a patent covering the treatment of inflammatory bowel conditions, including ulcerative colitis and Crohn's disease with Colirest.

     We have several pending foreign patent applications, and intend to apply for additional foreign patents. Competitors could challenge or develop around the patents, or the scope of the patents may not be adequate to protect the patented product from competitors. The commercial success of our products will also depend upon our ability to ensure that our products do not infringe on patents issued to competitors.

     Our employees and scientific consultants may develop inventions or processes independently that may be related to our products. These employees or consultants could claim ownership of these inventions or processes, and these claims could succeed. We may need to enter into protracted and costly litigation to enforce or determine the scope of our proprietary rights.

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

     Our patent and other proprietary rights related to our products might conflict with the current or future intellectual property rights of others. We have not conducted a search to determine if there are any other patents that could cover Visicol, INKP-102 and Colirest. Litigation or patent interference proceedings, either of which could result in substantial cost to us, might be necessary to defend any patents to which we have rights and our other proprietary rights or to determine the scope and validity of other parties' proprietary rights. The defense of patent and intellectual property claims is both costly and time-consuming, even if the outcome is favorable to us. Any adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling our product. We might not be able to obtain a license to any third-party technology that we require to conduct our business, or, if obtainable, that technology might not be available at a reasonable cost.

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

     Development, manufacture and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our products. Our clinical studies of Visicol for constipation, INKP-102 for colon cleansing prior to colonoscopy, Colirest for the treatment IBD or any other product might be delayed or halted for various reasons, including:

      o   the drug is not effective;

      o   patients experience severe side effects during treatment;

      o   patients do not enroll in the studies at the rate we expect;

      o   drug supplies are not sufficient to treat the patients in the studies;

      o   we decide to modify the drug during testing; or

      o   we do not have adequate funds to continue the testing.

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

FDA manufacturing approval

     The FDA requires pharmaceutical companies to include detailed manufacturing information in a New Drug Application (NDA). The FDA has mandated that all manufacturing facilities and processes comply with good manufacturing practices, commonly known as GMP. GMP is a body of federal regulations and guidelines that govern the manufacture of drugs for human use. For example, all manufacturers must pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, drug manufacturers must demonstrate that:

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

     The FDA has inspected the manufacturing facilities for Visicol and IB-Stat. The FDA may still, however, prevent us from continuing to market Visicol or IB-Stat if we:

      o do not continue to consistently manufacture appropriate amounts of Visicol and IB-Stat; or

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

     The FDA may delay or halt the clinical development of our product candidates at any stage, or may deny us approval to market a product. If the FDA takes any of these adverse actions, we may delay or stop the development of a product or may be unable to sell the product. We do not believe we are subject to risks that are materially different than other pharmaceutical companies seeking FDA approval. The process of obtaining FDA approval is expensive, time-consuming and often filled with unexpected hurdles. Even if we receive approval of a product candidate, the FDA may limit and restrict the drug's use and may subject our products to continuous review. If we fail to comply with any applicable regulatory requirement, the FDA could impose penalties on us, including:

      o     warning letters;

      o     fines;

      o     withdrawal of regulatory approval;

      o     product recalls and suspensions;

      o     operating restrictions; injunctions; and

      o     civil penalties and criminal prosecution.

     Certain of the foregoing penalties could have an immediate negative financial impact on our business, harm our reputation, have a material adverse effect on our business operations and reduce our future sales and profits.

     We are developing INKP-102 as a compound for colon cleansing prior to colonoscopy. We have reached an agreement with the FDA on the design of our Phase II study. If results of the Phase II study are supportive, then only one Phase III study would be required for the approval of INKP-102. We may never receive FDA approval for INKP-102 and without FDA approval, we cannot market or sell INKP-102.

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

Risks related to our common stock outstanding

If the holders of our outstanding options and warrants exercise them and subsequently sell the common stock they receive upon exercise, the market price of our common stock may drop.

     At March 31, 2004, we had approximately 8,539,000 options and warrants outstanding. Options and warrants give the holder the right to purchase shares of our common stock in the future for a predetermined price which may or may not be below the current market value of our common stock at the time the option or warrant is exercised. In addition, as of March 31, 2004, we had an additional 127,000 and 705,000 options available for issuance to employees and consultants, respectively, pursuant to our option plans. To date, option and warrant holders have exercised approximately 10,425,000 options and warrants in the aggregate at prices ranging from $.50 to $5.56. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop.

If our common stock continues to be volatile and thinly traded, our shareholders may not be able to sell their shares when desired.

     The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not be able to sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, as of March 31, 2004, the number of our shares theoretically available for sale in any one day was approximately 48,636,000 shares and our average daily trading volume for the twelve-month period ended March 31, 2004 was approximately 439,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

If the purported class action lawsuit for violation of preemptive rights is settled or reaches a judgment for damages, and our claims against third-parties or to our insurance carriers for reimbursement are unsuccessful or insufficient to cover the amount of any settlement payment or judgment for damages, then the market price of our common stock may drop.

     On March 15, 2004, we withdrew a public offering of six million shares of our common stock. We wrote off $379,000 of costs related to the offering during the quarter ended March 31, 2004. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation does not contain any provision exempting the Company from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit for breach of contract was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years. The lawsuit names the Company as the defendant and seeks unspecified compensatory damages. We have incurred approximately $188,000 in legal costs related to preemptive rights and the lawsuit. In our statement of operations, we have included both the $379,000 in written-off costs related to the withdrawn offering and the $188,000 in legal costs related to preemptive rights and the lawsuit in the line item "Withdrawn public offering and litigation." On May 7, 2004, we received a $500,000 payment from a third-party as reimbursement for these costs. We believe that we will continue to be entitled to reimbursement from third-parties for any costs, expenses and liabilities incurred in connection with the purported class action lawsuit. However, no assurance can be given that we will obtain such additional reimbursement or that any such liability will not be material.

If holders of our common stock as April 21, 2004 who are eligible to vote at our annual meeting of shareholders on June 7, 2004 do not vote "FOR" the amendment of our Certificate of Incorporation to remove any and all preemptive rights, then it will be difficult for us to raise equity capital in future public offerings and private placements.

     We have determined that it is in the Company's and its shareholders best interests to remove any and all preemptive rights because we believe that having any such rights will make it difficult for us to raise equity capital through future public offerings and private placements. We have no immediate plans, arrangements, commitments or understandings to raise capital and issue stock. From time to time however, we consider various methods to raise capital in light of our capital needs and market conditions. If shareholders do not approve the amendment of our Certificate of Incorporation and we are unable to raise additional equity capital in the future, it will be substantially more difficult for us to: (i) develop and commercialize new indications for Visicol, (ii) finance research and development related to enhancements of existing products,
(iii) market and, if necessary,  continue the development of acquired  products,
(iv) acquire or in-license additional products, and (v) acquire businesses related to gastrointestinal pharmaceuticals.

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

      o Stock-based compensation. It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock option plans rather than Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
          - Transition and Disclosure." Had we applied SFAS No. 148, our net loss for the three-month periods ended March 31, 2004 and 2003 would have been greater.

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

      o Deferred taxes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss (NOL) and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company's ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change. The rules providing for the definition of an ownership change are complex and we must perform a study to determine if we have undergone a change in ownership. We believe that we have undergone an ownership change and are subject to an annual limitation on the use of our NOL carryforwards pursuant to these provisions. At March 31, 2004, we have concluded that a full valuation allowance is necessary for deferred tax assets given that we have only been profitable for two quarters.

Results of Operations

     We incurred losses of $78,000 and $931,000, or $0.00 and $0.02 per share, for the three-month periods ended March 31, 2004 and 2003, respectively. The reduced loss was driven by increased product sales, revenue from our Sigma-Tau promotion of VSL#3 and ongoing cost control measures. During the quarter ended March 31, 2004, we incurred $567,000 in costs related to our withdrawn public offering and a purported class-action lawsuit. On May 7, 2004, we received a $500,000 payment from a third-party as reimbursement for these costs.This payment, which represents approximately 90% of the current costs incurred in connection with the withdrawn public offering and lawsuit, will be included as an offset to expenses in our statement of operations for the quarter ending June 30, 2004

     Product revenue was $4,350,000 for the three-month period ended March 31, 2004, compared to $2,536,000 for the three-month period ended March 31, 2003. Our retail distribution and prescription levels continue to increase, resulting in increased orders from wholesalers and large retail chains. We believe the increased prescription levels have been driven by increased market awareness and acceptance of Visicol(R). Approximately 105,000 prescriptions were filled for Visicol(R) during the first quarter of 2004, compared to approximately 99,000, 96,000, 89,000, and 80,000 during the four preceding quarters. In addition to our product revenue, we realized $283,000 in other revenue, mostly attributable to our promotion agreement with Sigma-Tau Pharmaceuticals.

     Our gross profit was $4,142,000 and $2,147,000 for the three-month periods ended March 31, 2004 and 2003, respectively. Gross profit as a percentage of sales for product revenue was 89% and 85% for the three-month periods ended March 31, 2004 and 2003, respectively. Increases in gross profit and gross profit as a percent of sales for product revenue were the result of increased order volume, driven by increased prescription levels, increased sales price per unit, decreased manufacturing cost per unit and decreased distribution costs for Visicol(R). We expect that gross profit as a percent of sales will be approximately 85% for the 2004 year.

     We incurred research and development expenses of $922,000 and $341,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The increase was the result of higher development costs associated with the MCC-free new generation purgative tablet (INKP-102), along with higher personnel costs related to managing an increased scale of research and development activity.

     Sales and marketing costs of $1,949,000 and $1,420,000 were incurred for the three-months periods ended March 31, 2004 and 2003, respectively. Increases in sales and marketing costs were a result of continued growth in our internal sales force, along with marketing campaigns related to Visicol(R) and IB-Stat(R). As of March 31, 2004, our internal sales force covered 45 territories with four district managers, compared to 36 territories and three district managers as of March 31, 2003.

     General and administrative expenses were $785,000 and $513,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The increase was the result of higher personnel and insurance costs, along with an increase in fees associated with legal, patent and accounting services.

     On March 15, 2004, we withdrew a public offering of six million shares of our common stock. We wrote off $379,000 of costs related to the offering during the quarter ended March 31, 2004. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation does not contain any provision exempting the Company from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit for breach of contract was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years. The lawsuit names the Company as the defendant and seeks unspecified compensatory damages. We have incurred approximately $188,000 in legal costs related to preemptive rights and the lawsuit. In our statement of operations, we have included both the $379,000 in written-off costs related to the withdrawn offering and the $188,000 in legal costs related to preemptive rights and the lawsuit in the line item "Withdrawn public offering and litigation." On May 7, 2004, we received a $500,000 payment from a third-party as reimbursement for these costs. We believe that we will continue to be entitled to reimbursement from third-parties for any costs, expenses and liabilities incurred in connection with the purported class action lawsuit. However, no assurance can be given that we will obtain such additional reimbursement or that any such liability will not be material.

     Decreased interest income was the result of significantly reduced interest rates and decreased average cash and investment balances for the three-month period ended March 31, 2004 compared to the same period a year earlier. Decreased interest expense compared to the same period in the prior year was the result of the elimination of our outstanding convertible notes, along with reduced interest rates and decreased average line of credit borrowings.


Liquidity and Capital Resources

     At March 31, 2004, we had cash and cash equivalents of $10,244,000. The cash and cash equivalents balance at March 31, 2004 included net proceeds from first quarter warrant and option exercises of $178,000.

     We believe that our financial resources are adequate for our operations for at least the next 12 months and, if we meet our sales objectives, we do not anticipate requiring additional capital to fund our operations. However, in the future we may seek additional capital to fund the possible acquisition or the in-licensing of additional products; the possible acquisition of businesses related to gastrointestinal pharmaceuticals; the marketing and, if necessary, continued development of acquired products; the development and commercialization of new indications for Visicol; research and development related to enhancements of existing products; and general corporate purposes, including working capital.

     Our future short and long-term capital requirements will depend on numerous factors, including continued marketplace acceptance of our products. To achieve operating profits, we, alone or with others, must successfully market and sell our products. In addition to continued marketplace acceptance of our products, other factors which cannot be quantified and many of which we cannot control will also impact our short and long-term capital requirements, including: continued commercial costs of Visicol, continued progress in our research and development activities, progress with pre-clinical studies and clinical trials, defending shareholder claims related to alleged violations of preemptive rights, prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity.

     We are currently developing a new generation purgative (INKP-102) for cleansing the colon prior to colonoscopy, conducting a clinical trial of Colirest for the treatment of Crohn's disease, continuing to study the use of Visicol for constipation, commencing a study for the use of Visicol in pre-operative colonic surgical procedures, and continuing to market and sell Visicol and IB-Stat to distributors and drug store chains. During 2004, we expect to spend up to $1,600,000 on INKP-102, $100,000 on the Visicol studies and Visicol product development, $200,000 on the Colirest study, and $8,100,000 on Visicol sales and marketing costs. These activities will be funded by our current cash balance and future product sales. If product sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. No assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate our research, drug discovery or development activities or other aspects of our operations. Our business could be materially and adversely affected as a result.

     Net Cash Used in Operating Activities. Net operating cash outflows for the three-month period ended March 31, 2004 resulted primarily from research and development expenditures associated with our product candidates - including clinical development and manufacturing costs for INKP-102 - sales and marketing costs related to Visicol, compensation of our employees and other administrative costs and costs related to our withdrawn public offering and a purported class action lawsuit. Net operating cash inflows were principally attributable to product sales and revenue from our Sigma-Tau promotion of VSL#3.

     Net Cash Used in Investing Activities. Cash used in investing activities for the three-month period ended March 31, 2004 related to the purchase of manufacturing equipment for use in the production of clinical and commercial quantities of INKP-102. We do not expect to make additional capital expenditures during 2004, but we may, from time to time, purchase obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government and bank certificates of deposit.

     Net Cash Provided By Financing Activities. Cash provided by financing activities for the three-month period ended March 31, 2004 related to net proceeds from the exercise of warrants and stock options and net borrowings on our operating line of credit. We have no immediate plans, arrangements, commitments or understandings to raise capital and issue stock. From time to time however, we consider various methods to raise capital in light of our expansion strategies, product opportunities and market conditions.

Research and Development Programs

     We currently have three significant research and development projects, relating to Visicol, INKP-102 and Colirest.

     Visicol. We have focused our Visicol research and development on cleansing of the colon prior to colonoscopy and are presently marketing Visicol for that indication. In addition, we are also developing Visicol for cleansing the colon prior to pre-operative colonic surgical procedures and for treating constipation. The current status of these projects is as follows: (i) for cleansing of colon prior to colonoscopy, the FDA has approved both our NDA as well as our SNDA; (ii) for cleansing the colon prior to pre-operative colonic surgical procedures, we intend to commence a Phase IV study during the first half of 2004; (iii) for treating constipation, we have completed a post marketing study and a Phase IV study. As of March 31, 2004 we have incurred total costs of approximately $11,783,000 in connection with our Visicol research and development. During the quarter ended March 31, 2004, we incurred an aggregate of $922,000 in research and development expenses, approximately $39,000 of which was attributable to Visicol.

     INKP-102. During 2003, we developed a next generation purgative for cleansing the colon prior to colonoscopy. Clinical batches of this new product have been manufactured and formulated to yield smaller tablets that may be easier to ingest. Additionally, the new product does not contain any MCC, which is a common inert, but highly insoluble substance. We are currently conducting clinical studies and intend to apply for FDA approval of this new product using alternative dosing regimens that utilize fewer tablets and allow for single-day administration. We have commenced a Phase II study and intend to commence a Phase III study during 2004. As of March 31, 2004, we have incurred total costs of approximately $731,000 in connection with our INKP-102 research and development. During the quarter ended March 31, 2004, we incurred an aggregate of $922,000 in research and development expenses, approximately $566,000 of which was attributable to INKP-102.

     Colirest. We are developing Colirest for treatment of IBD and have completed a Phase II study of Colirest for the treatment of Crohn's disease and a Phase II study of Colirest for the treatment of ulcerative colitis. In June 2001, we began a Colirest clinical Phase IIb study of Crohn's disease. We anticipate an interim analysis later this year. As of March 31, 2004, we have incurred total costs of approximately $6,914,000 in connection with the development of Colirest and related compounds. During the quarter ended March 31, 2004, we incurred an aggregate of $922,000 in research and development expenses, approximately $77,000 of which was attributable to Colirest.

     Indirect Costs. In addition to the direct costs related to the development of our products and product candidates, we incurred indirect non-technology specific overhead costs. These expenses include the salaries and administrative costs of managing our research and development projects, which for the quarter ended March 31, 2004, equaled approximately $240,000.

Recently Issued Accounting Pronouncements

         None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2005. The interest rate on our line of credit has fluctuated from 3.17% to 3.29% over the past three-months and the outstanding balance at March 31, 2004 was $1,000,000.

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

     Changes in internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. . PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     On March 15, 2004, we withdrew a public offering of six million shares of our common stock. We wrote off $379,000 of costs related to the offering during the quarter ended March 31, 2004. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation does not contain any provision exempting the Company from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit for breach of contract was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years. The lawsuit names the Company as the defendant and seeks unspecified compensatory damages. We have incurred approximately $188,000 in legal costs related to preemptive rights and the lawsuit. In our statement of operations, we have included both the $379,000 in written-off costs related to the withdrawn offering and the $188,000 in legal costs related to preemptive rights and the lawsuit in the line item "Withdrawn public offering and litigation." On May 7, 2004, we received a $500,000 payment from a third-party as reimbursement for these costs. We believe that we will continue to be entitled to reimbursement from third-parties for any costs, expenses and liabilities incurred in connection with the purported class action lawsuit. However, no assurance can be given that we will obtain such additional reimbursement or that any such liability will not be material.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  3.1 Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

                  3.2 By-laws. (Exhibit 3.2)(2)

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

                  32.2* Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------

                  * Filed herewith.

                  (1) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, with the Securities and Exchange Commission (SEC File No. 000-25572).

                  (2) Filed as an Exhibit to InKine's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, with the Securities and Exchange Commission (SEC File No. 000-25572).

         (b)        Reports on Form 8-K.

                    The following current reports on Form 8-K were filed with the Securities and Exchange Commission via EDGAR:

               1. Form 8-K filed on March 15, 2004 with respect to the withdrawal of the previously announced public offering for six million shares of common stock, that was scheduled to close on Monday, March 15, 2004. The earliest event covered by this report occurred on March 14, 2004.

               2. Form 8-K filed on March 17, 2004 with respect to potential claims relating to preemptive rights in connection with certain prior securities offerings. The earliest event covered by this report occurred on March 17, 2004.

               3. Form 8-K filed on March 19, 2004 with respect to the receipt of a summons for a purported class action lawsuit that was filed in the Court of Common Pleas of Philadelphia County for breach of contract. The earliest event covered by this report occurred on March 18, 2004.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    INKINE PHARMACEUTICAL
                                    COMPANY, INC.


Date: May 7, 2004                    By:  /s/ Leonard S. Jacob, M.D., Ph.D.
                                          ---------------------------------
                                          Leonard S. Jacob, M.D., Ph.D.
                                          Chairman of the Board and
                                          Chief Executive Officer



Date: May 7, 2004                    By:  /s/ Robert F. Apple
                                          --------------------------------
                                          Robert F. Apple
                                          Chief Operating and Financial Officer,
                                          (Authorized Officer and Principal
                                          Financial Officer)

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

        (1) Filed as an Exhibit to InKine's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, with the Securities and Exchange Commission (SEC File No. 000-25572).

        (2) Filed as an Exhibit to InKine's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, with the Securities and Exchange Commission (SEC File No. 000-25572).