Form 10-Q
period 2004-06-30
INKINE PHARMACEUTICAL CO INC
filed 2004-08-06
CIK 929547

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2004


                          Commission File No. 000-24972



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


         At August 5, 2004, the registrant had outstanding 48,713,111 shares of common stock, par value $.0001 per share.

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  BALANCE SHEETS - as of June 30, 2004 (unaudited) and December 31, 2003..........................3

                  STATEMENTS OF OPERATIONS (unaudited) - for the Three and Six-Months
                  Ended June 30, 2004 and 2003....................................................................4

                  STATEMENTS OF CASH FLOWS (unaudited) - for the Six-Months Ended June 30, 2004 and 2003..........5

                  NOTES TO FINANCIAL STATEMENTS (unaudited).......................................................6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................................................9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks....................................22

         Item 4.  Controls and Procedures........................................................................22

PART II - OTHER INFORMATION......................................................................................22

         Item 1.  Legal Proceedings..............................................................................22

         Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...............23

         Item 4.  Submission of Matters to a Vote of Security Holders............................................23

         Item 6.  Exhibits and Reports on Form 8-K...............................................................24

SIGNATURES.......................................................................................................25

EXHIBITS INDEX...................................................................................................26


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       INKINE PHARMACEUTICAL COMPANY, INC.

                                 BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                                                 June 30, 2004         December 31, 2003
                                                                                 -------------           -------------
         ASSETS                                                                  (unaudited)

Current assets:

     Cash and cash equivalents........................................            $     11,154            $     10,442
     Accounts receivable..............................................                   1,752                   1,170
     Inventory........................................................                   1,503                     780
     Prepaid expenses and other current assets........................                     402                     727
                                                                                  -------------           ------------
         Total current assets.........................................                  14,811                  13,119

Fixed assets..........................................................                     359                     124
Deposits .............................................................                      57                      54
                                                                                  -------------           ------------

         Total assets.................................................            $     15,227            $     13,297
                                                                                  ============            ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable.................................................            $      1,358            $        805
     Accrued expenses.................................................                   1,965                   1,863
                                                                                  ------------            ------------
              Total current liabilities...............................                   3,323                   2,668

Shareholders' equity:
     Preferred stock, $0.0001 par value; authorized 5,000,000
         shares; none issued and outstanding .........................                     ---                     ---
     Common stock, $0.0001 par value; authorized 75,000,000
         shares; issued 48,729,626 shares.............................                       5                       5
     Less common stock held in treasury (16,515 shares)...............                     (37)                    (37)
     Additional paid-in capital.......................................                  82,877                  82,587
     Deferred compensation............................................                     (16)                    ---
     Accumulated deficit..............................................                 (70,925)                (71,926)
                                                                                  -------------           -------------

         Total shareholders' equity ..................................                   11,904                  10,629
                                                                                  -------------           -------------

         Total liabilities and shareholders' equity...................            $      15,227           $      13,297
                                                                                  =============           =============


            See accompanying notes to unaudited financial statements.



                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (in thousands, except per share amounts)

                                                                   Three-Months Ended June 30,           Six-Months Ended June 30,
                                                                   ---------------------------           -------------------------
                                                                       2004          2003                    2004          2003
                                                                      ------        ------                  ------        ------


Product revenue..........................................             $4,891       $ 3,339                  $9,241      $  5,875
Other revenue............................................                375            49                     658            49
                                                                      ------       -------                  ------      --------
   Revenue...............................................              5,266         3,388                   9,899         5,924

Cost of goods sold.......................................               (652)         (472)                 (1,143)         (861)
                                                                      ------       -------                  ------      --------
   Gross profit..........................................              4,614         2,916                   8,756         5,063

Cost and expenses:
   Research and development..............................              1,036           448                   1,958           789
   Sales and marketing...................................              2,160         1,475                   4,109         2,895
   General and administrative............................                692           735                   1,477         1,248
   Withdrawn public offering and litigation..............               (338)          ---                     229           ---
                                                                      ------       -------                  ------      --------
     Operating expenses..................................              3,550         2,658                   7,773         4,932
                                                                      ------        ------                  ------      --------
   Income from operations................................              1,064           258                     983           131

Interest income..........................................                 26            16                      36            30
Interest expense.........................................                (11)         (293)                    (18)         (644)
Debt conversion inducement, non-cash accretion and
   non-cash premium......................................                ---        (2,355)                    ---        (2,822)
                                                                      ------       -------                  ------      --------
   Net income (loss).....................................             $1,079       $(2,374)                 $1,001      $ (3,305)
                                                                      ======       =======                  ======      ========

   Income (loss) per share- basic and diluted............             $ 0.02       $ (0.06)                 $ 0.02      $  (0.09)
                                                                      ======       =======                  ======      ========
    Weighted average shares outstanding:
      Basic .............................................             48,676         38,323                 48,611        38,050
      Diluted ...........................................             53,504         38,323                 53,737        38,050




            See accompanying notes to unaudited financial statements.


                       INKINE PHARMACEUTICAL COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)

                                                                                       Six-Months Ended June 30,
                                                                                       -------------------------
                                                                                        2004               2003
                                                                                       ------             ------

Operating activities:

   Net income (loss) .................................................                 $1,001            $(3,305)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation.....................................................                     72                 78
     Amortization of deferred compensation............................                     16                 35
     Non-cash accretion and premium...................................                    ---              2,047
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable................................                   (582)              (418)
     (Increase) in inventory .........................................                   (723)              (295)
     (Increase) decrease in prepaid expenses and other assets ........                    322               (318)
     Increase (decrease) in accounts payable and accrued expenses ....                    655               (785)
                                                                                      -------             -------
Net cash provided by (used in) operating activities...................                    761             (2,961)

Investing activities:
     Capital expenditures.............................................                   (307)                ---
                                                                                      -------             -------
Net cash used in investing activities.................................                   (307)                ---

Financing activities:
     Proceeds from exercise of options and warrants - net of expenses                     258               1,723
     Borrowings, net of repayments on line of credit .................                    ---                 (17)
                                                                                      -------             -------
Net cash provided by financing activities ............................                    258               1,706

Net increase (decrease) in cash and cash equivalents .................                    712              (1,255)

Cash and cash equivalents - beginning of period ......................                 10,442              12,151
                                                                                      -------             -------
Cash and cash equivalents - end of period ............................                $11,154             $10,896
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

1.  Organization and Business Activities

         We  are  a  specialty  pharmaceutical  company  focused  on  acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders. Our development strategy has been to acquire late-stage drug candidates with short expected time lines to commercialization. We currently market and sell three pharmaceutical products, Visicol(R), VSL#3(R) and IB-Stat(R). We are also studying Visicol(R) for the treatment of constipation and for use prior to certain pre-operative gastrointestinal, gynecological and urological surgical procedures. In addition to our marketed products, we are studying INKP-102 as a new generation purgative product and Colirest(TM) for the treatment of patients with Inflammatory Bowel Disease
(IBD).

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

4.  Allowance for Sales Returns

         We maintain an allowance for potential future sales returns. This allowance is evaluated on a quarterly basis based on product characteristics, wholesaler stocking patterns and prescription trends. At June 30, 2004, we had a sales returns allowance of $159,000 that was included in accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance for the six-month period ended June 30, 2004:

         Allowance at December 31, 2003                 $126,000
         Provision for estimated sales returns            95,000
         Actual sales returns                            (62,000)
                                                        --------
                  Allowance at June 30, 2004            $159,000
                                                        ========

5.  Deferred Revenue

         For IB-Stat(R), we recognize revenue based on prescription data. This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated. As a result, we have recorded deferred revenue of $236,000 that was included in accrued expenses on the balance sheet as of June 30, 2004.

6.  Line of Credit

         We maintain a $7,500,000 line of credit with a financial institution, which expires January 31, 2005. Monthly interest-only payments are made at a variable per annum rate of 2.20% plus the 30-day Dealer Commercial Paper Rate. There was no outstanding balance on this line of credit at June 30, 2004.

7.  Withdrawn Public Offering and Litigation

         On March 15, 2004, we withdrew a public offering of six million shares of our common stock. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years. The lawsuit names us as the defendant and seeks unspecified compensatory damages. In our statement of operations, we have included the $341,000 in expenses related to the withdrawn offering and $388,000 in legal costs related to preemptive rights and the lawsuit offset by a $500,000 payment from a third-party as reimbursement for these costs in the line item "Withdrawn public offering and litigation." Of the legal costs related to preemptive rights and the lawsuit, $188,000 was reimbursed as part of the $500,000 payment from the third-party. An additional $200,000 was expensed for unreimbursed legal costs up to our insurance deductible. We believe that we will continue to be entitled to reimbursement from third-parties for any costs, expenses and liabilities incurred in connection with the purported class action lawsuit. However, no assurance can be given that we will obtain such additional reimbursement or that any liability from the lawsuit will not be material.

8.  Stock-Based Compensation

         We apply the intrinsic method of accounting for all stock-based employee compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We record deferred compensation for option grants to employees for the amount, if any, by which the market price per share on the grant date exceeds the exercise price per share. We generally grant our stock options with exercise prices equal to fair market value on the grant date.

         We have elected to adopt the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). The following table illustrates the effect on our net income (loss) and basic and diluted income (loss) per share if we had recorded compensation expense for the estimated fair value of our stock-based employee compensation, consistent with SFAS No. 123:


                                                                 Three-Months Ended                 Six-Months Ended
                                                              June 30,        June 30,          June 30,        June 30,
                                                                2004            2003              2004            2003
                                                              -------          ------            -------        -------

Net income (loss) - as reported.........................      $ 1,079         $(2,374)           $ 1,001        $ (3,305)

Deduct: Total stock-based employee compensation.........         (728)           (774)            (1,464)         (1,583)
                                                              -------         -------            -------         -------
Net income (loss) - pro forma...........................      $   351         $(3,148)           $  (463)        $(4,888)
                                                              =======         =======            =======         =======

Income (loss) per share:
Basis and diluted - as reported.........................       $ 0.02          $(0.06)            $ 0.02          $(0.09)
                                                               ======          ======             ======          ======
Basis and diluted - pro forma...........................       $ 0.01          $(0.08)            $(0.01)         $(0.13)
                                                               ======          ======             ======          ======

9.  Related Party

         Robert A. Vukovich, Ph.D., one of our former directors is Chief Executive Officer, Chairman of the Board and sole owner of Wellspring Pharmaceutical Corporation ("Wellspring"). During 2003, we received an offer from Wellspring to enter into an agreement whereby Wellspring would provide manufacturing services for us. On January 28, 2004, we accepted the offer. Our audit committee completed a review of the terms of the agreement, determined that the agreement is in our and our shareholders best interests and approved the agreement. Dr. Vukovich did not stand for re-election at the June 2004 Annual Meeting in light of this new agreement. During the six-months ended June 30, 2004, we paid Wellspring approximately $400,000 for services and equipment in connection with this agreement.

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

General

         We  are  a  specialty  pharmaceutical  company  focused  on  acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders. Our development strategy has been to acquire late-stage drug candidates with short expected time lines to commercialization. We currently market and sell three pharmaceutical products, Visicol(R), VSL#3(R) and IB-Stat(R). We are also studying Visicol(R) for the treatment of constipation and for use prior to certain pre-operative gastrointestinal, gynecological and urological surgical procedures. In addition to our marketed products, we are studying INKP-102 as a new generation purgative product and Colirest(TM) for the treatment of patients with Inflammatory Bowel Disease
(IBD).

         The following table outlines our current product pipeline, on which we have focused the majority of our research, development, marketing and sales efforts since inception. The table also sets forth the current development status of our products and product candidates in each targeted therapeutic indication:

           Product                     Therapeutic Indications                          Development Status
           -------                     -----------------------                          ------------------

 Visicol                       o    Colon cleansing prior to                    FDA approved; marketed product
                                    colonoscopy

                               o    Constipation                                Post-marketing study completed
                                                                                Phase IV completed

                               o    Pre-operative colonic surgical              Phase IV expected to commence
                                    procedures                                  during 2004

 INKP-102                      o    Colon cleansing prior to                    Phase II completed
(next generation purgative)         colonoscopy                                 Phase III expected to commence
                                                                                during 2004

IB-Stat                        o    Symptoms associated with Irritable          Marketed product
                                    Bowel Syndrome (IBS)
                               o    Reduction of bowel motility during
                                    certain diagnostic procedures

Colirest                       o    Crohn's  disease  and ulcerative            Phase II  Crohn's disease complete
                                    colitis, collectively IBD                   Phase II ulcerative colitis complete
                                                                                Phase IIb  Crohn's disease on-going



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

         We adopted three strategies for overcoming the issue of MCC visualization during a colonoscopy. First, in October 2001, we conducted a Phase IV clinical study, which showed that Visicol's efficacy at a reduced dosing regimen (20% and 30% less tablets and clear liquid volume) was comparable to the labeled dose, with significantly reduced MCC visualization. Secondly, in March 2002, the FDA approved a supplemental new drug application (SNDA), for a new formulation of Visicol containing approximately 50% less MCC. In May 2002, we began shipping this new formulation to customers, and since that time, we have become the fastest growing bowel preparation for use in patients undergoing colonoscopy. Finally, during 2003, we developed and filed a provisional patent application with the U.S. Patent and Trademark office for an MCC-free new generation purgative tablet (INKP-102).

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements included in this report relate to our beliefs regarding litigation exposure, the timing and types of clinical trials we will need to conduct for our products and product candidates, our expectation for gross profits for Visicol for 2004, the adequacy of our financial resources, our capital expenditures for 2004, our product development expenses, our investment portfolio, market risk exposure and other statements regarding matters that are not historical facts. These statements often include words such as "may," "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:
     o    our limited history of profitability;
     o    our dependence on Visicol;
     o    our ability to manage rapid growth;
     o    our limited sales and marketing experience;
     o    the high cost and uncertainties relating to clinical trials;
     o    market conditions and technological innovation;
     o the unpredictability of the duration and results of clinical trials and regulatory review;
     o other risks and uncertainties discussed under the caption "Certain Risks Related to Our Business" and elsewhere in this report; and
     o other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

You should keep in mind that any forward-looking statement made by us in this report speak only as of the date of this report. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under the caption "Certain Risks Related to Our Business." New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur.

Certain Risks Related to Our Business

Risks related to our business
-----------------------------

We have achieved profitability for three of the last four quarters and were profitable for the first half of 2004. If we do not maintain our profitability or if we incur losses in the future, the price of our common stock is likely to fall.

         Our first sale of Visicol occurred in January 2001, our first sale of IB-Stat occurred in June 2002, and we entered into a promotion agreement with Sigma-Tau Pharmaceuticals in February 2004. We have a significant accumulated deficit and have incurred losses and negative cash flow from operations in each year since our inception on July 1, 1993. We achieved profitability and positive cash flow from operations each of the quarters in the second half of 2003, as well as for the six-months ended June 30, 2004. Visicol, INKP-102, IB-Stat and Colirest are in various stages of marketing or development and require significant research, development and testing. Visicol provides substantially all of our revenues. Our continued success and growth is primarily dependent on the performance of Visicol. If we are unsuccessful in achieving increased revenues through the sale of Visicol or through the sale of newly acquired or developed products or if we incur material costs related to our ongoing litigation, we will not be able to operate profitably in the future. Our common stock is likely to decrease in value if we fail to achieve and maintain profits or if the market believes that we are unable to achieve and maintain profits.

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

         We have experienced significant growth in the number of our employees and the scope of our operations. In support of the May 2002 re-launch of Visicol in the United States, we have grown from 13 employees on May 31, 2002 to 64 on June 30, 2004. This growth has placed a significant strain on our management and operations. Our continued growth might place further strains on our management and operations. Our ability to manage growth effectively will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our employee base.

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

         In 2003, we filed a provisional U.S. patent application for a new generation of purgative products. The invention covers several highly soluble colonic purgative formulations in solid dosage forms that can be used to soften stool, promote laxation and/or induce complete purgation. There is no assurance that this provisional patent will be issued.

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

Risks related to regulatory matters
-----------------------------------

Regulatory approval of our products is time-consuming, expensive and uncertain, and could result in unexpectedly high expenses and delay our ability to sell our products.

         Development, manufacturing and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our products. Our clinical studies of Visicol for constipation, INKP-102 for colon cleansing prior to colonoscopy, Colirest for the treatment IBD or any other product might be delayed or halted for various reasons, including:

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

FDA manufacturing approval

         The FDA requires pharmaceutical companies to include detailed manufacturing information in a New Drug Application (NDA). The FDA has mandated that all manufacturing facilities and processes comply with good manufacturing practices, commonly known as GMP's. GMP's are a body of federal regulations and guidelines that govern the manufacture of drugs for human use. For example, all manufacturers must pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, drug manufacturers must demonstrate that:

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

     o    injunctions; and

     o    civil penalties and criminal prosecution.

         Certain of the foregoing penalties could have an immediate negative financial impact on our business, harm our reputation, have a material adverse effect on our business operations and reduce our future sales and profits.

         We are developing INKP-102 as a compound for colon cleansing prior to colonoscopy. We have completed our Phase II study. We have reached an agreement with the FDA on the design of our Phase III study. If results of the Phase II study are supportive, then only one Phase III study would be required for the approval of INKP-102. We may never receive FDA approval for INKP-102 and without FDA approval, we cannot market or sell INKP-102.

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

         At June 30, 2004, we had approximately 8,755,000 options and warrants outstanding. Options and warrants give the holder the right to purchase shares of our common stock in the future for a predetermined price which may or may not be below the current market value of our common stock at the time the option or warrant is exercised. In addition, as of June 30, 2004, we had an additional 2,686,000 options available for issuance to employees and consultants, pursuant to our option plans. To date, option and warrant holders have exercised approximately 10,501,000 options and warrants in the aggregate at prices ranging from $.50 to $5.56. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop. In addition, the exercising of these options and warrants will increase the number of shares outstanding and cause dilution to existing shareholders.

If our common stock continues to be volatile and thinly traded, our shareholders may not be able to sell their shares when desired.

         The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not be able to sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, as of June 30, 2004, the number of our shares theoretically available for sale in any one day was approximately 48,713,000 shares and our average daily trading volume for the twelve-month period ended June 30, 2004 was approximately 462,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

If the purported class action lawsuit for violation of preemptive rights is settled or reaches a judgment for damages, and our claims against third-parties or to our insurance carriers for reimbursement are unsuccessful or insufficient to cover the amount of any settlement payment or judgment for damages, then the market price of our common stock may drop.

         On March 15, 2004, we withdrew a public offering of six million shares of our common stock. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years. The lawsuit names us as the defendant and seeks unspecified compensatory damages. In our statement of operations, we have included the $341,000 in expenses related to the withdrawn offering and $388,000 in legal costs related to preemptive rights and the lawsuit offset by a $500,000 payment from a third-party as reimbursement for these costs in the line item "Withdrawn public offering and litigation." Of the legal costs related to preemptive rights and the lawsuit, $188,000 was reimbursed as part of the $500,000 payment from the third-party. An additional $200,000 was expensed for unreimbursed legal costs up to our insurance deductible. We believe that we will continue to be entitled to reimbursement from third-parties for any costs, expenses and liabilities incurred in connection with the purported class action lawsuit. However, no assurance can be given that we will obtain such additional reimbursement or that any liability from the lawsuit will not be material.

Critical Accounting Policies and Practices

         In "Cautionary Advice Regarding Disclosures about Critical Accounting Policies" (SEC Release No.33-8040, December 12, 2001), the SEC advised companies to provide more information about a company's most critical accounting policies, i.e., the specific accounting policies that have the most impact on a company's results and require the most difficult, subjective or complex judgments by management. We have identified the following accounting policies that may constitute "critical accounting policies," under the guidance provided by the release:

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

     o Stock-based compensation. It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock option plans rather than Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
          - Transition and Disclosure." Had we applied SFAS No. 148, our net income for the three and six-month periods ended June 30, 2004 would have been less and our net loss for the three and six-month periods ended June 30, 2003 would have been greater.

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

     o Deferred taxes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss (NOL) and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company's ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change. The rules providing for the definition of an ownership change are complex and we must perform a study to determine if we have undergone a change in ownership. We believe that we have undergone an ownership change and are subject to an annual limitation on the use of our NOL carryforwards pursuant to these provisions. At June 30, 2004, we have concluded that a full valuation allowance is necessary for deferred tax assets given that we have only been profitable for three of the last four quarters.

     o Contingencies. During the three and six-months ended June 30, 2004, we have incurred costs and received reimbursement related to our withdrawn public offering and our ongoing litigation (See Note 7 of accompanying financial statements). We believe that we will continue to be entitled to reimbursement from third-parties for any costs, expenses and liabilities incurred in connection with the withdrawn public offering and our ongoing litigation. We recognize liabilities for loss contingencies in accordance with Statement on Financial Accounting Standards No. 5, "Accounting for Contingencies." This statement requires accrual by a charge to income (and disclosure) for an estimated loss from a loss contingency if two conditions are met:
          (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Gain contingencies (third-party reimbursement) are recognized when realized in accordance with Accounting Research Bulletin No. 50, "Contingencies."

Results of Operations

         We generated net income of $1,079,000 or $0.02 per share and $1,001,000 or $0.02 per share for the three and six-month periods ended June 30, 2004, compared to losses of ($2,374,000) or ($0.06) per share and ($3,305,000) or ($0.09) per share for the same periods a year ago.

         Product revenue was $4,891,000 and $9,241,000 for the three and six-month periods ended June 30, 2004, compared to $3,339,000 and $5,875,000 for the three and six-month periods ended June 30, 2003. Our retail distribution and prescription levels continue to increase, resulting in increased orders from wholesalers and large retail chains. We believe the increased prescription levels have been driven by increased market awareness and acceptance of Visicol. Approximately 118,000 prescriptions were filled for Visicol(R) during the second quarter of 2004, compared to approximately 105,000, 99,000, 96,000, and 89,000 during the four preceding quarters. In addition to our product revenue, we realized $375,000 and $658,000 in other revenue, for the three and six-month periods ended June 30, 2004, which was mostly attributable to our promotion agreement with Sigma-Tau Pharmaceuticals.

         Our gross profit was $4,614,000 and $8,756,000 for the three and six-month periods ended June 30, 2004 compared to $2,916,000 and $5,063,000 for the same period a year ago. Gross profit as a percentage of sales for product revenue was 87% and 88% for the three and six-month periods ended June 30, 2004, compared to 86% and 85% for the same periods a year ago. Increases in gross profit and gross profit as a percent of sales for product revenue were the result of increased order volume, driven by increased prescription levels, increased sales price per unit, decreased manufacturing cost per unit and decreased distribution costs for Visicol(R). We expect that gross profit as a percent of product revenue will be approximately 85% to 86% for the 2004 year.

         We incurred research and development expenses of $1,036,000 and $1,958,000 for the three and six-month periods ended June 30, 2004, compared to $448,000 and $789,000 for the same period a year ago. The increase was the result of higher development costs associated with the MCC-free new generation purgative tablet (INKP-102), along with higher personnel costs related to managing an increased scale of development activity.

         Sales and marketing costs of $2,160,000 and $4,109,000 were incurred for the three and six-month periods ended June 30, 2004, compared to $1,475,000 and $2,895,000 for the same period a year ago. The increases were a result of continued growth in the size of our internal sales force, along with increased marketing campaigns related to Visicol. As of June 30, 2004, our internal sales force covered 45 territories with four district managers, compared to 36 territories and three district managers as of June 30, 2003.

         General and administrative expenses were $692,000 and $1,477,000 for the three and six-month periods ended June 30, 2004 compared to $735,000 and $1,248,000 for the same period a year ago. The increase for the six-month period is the result of higher personnel, patent and insurance costs, along with an increase in legal and accounting fees associated with Sarbanes-Oxley compliance.

         On March 15, 2004, we withdrew a public offering of six million shares of our common stock. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years. The lawsuit names us as the defendant and seeks unspecified compensatory damages. In our statement of operations, we have included the $341,000 in expenses related to the withdrawn offering and $388,000 in legal costs related to preemptive rights and the lawsuit offset by a $500,000 payment from a third-party as reimbursement for these costs in the line item "Withdrawn public offering and litigation." Of the legal costs related to preemptive rights and the lawsuit, $188,000 was reimbursed as part of the $500,000 payment from the third-party. An additional $200,000 was expensed for unreimbursed legal costs up to our insurance deductible. We believe that we will continue to be entitled to reimbursement from third-parties for any costs, expenses and liabilities incurred in connection with the purported class action lawsuit. However, no assurance can be given that we will obtain such additional reimbursement or that any liability from the lawsuit will not be material.

         Interest and other expense was minimal for the three and six-months ended June 30, 2004 due to the June 2003 conversion of our long-term debt into shares of our common stock. Interest and other expense was $293,000 and $644,000 for the three and six-months ended June 30, 2003.

         During the three and six-month periods ended June 30, 2003, we incurred non-cash charges of $2,355,000 and $2,822,000, respectively, related to our previously outstanding June 2005 convertible notes.

Liquidity and Capital Resources

         At June 30, 2004, we had cash and cash equivalents of $11,154,000. At June 30, 2004, we had no balance outstanding on our line of credit.

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

         Net Cash Provided By (Used in) Operating Activities. Net operating cash outflows for the six-month period ended June 30, 2004 resulted primarily from research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for INKP-102, sales and marketing costs related to Visicol, compensation of our employees and other administrative costs and costs related to our withdrawn public offering and a purported class action lawsuit. Net operating cash inflows were principally attributable to product sales, revenue from our Sigma-Tau Pharmaceutical ("Sigma-Tau") promotion of VSL#3 and payment from a third-party for reimbursement of costs related to our withdrawn public offering and legal costs related to preemptive rights and the lawsuit.

         Net Cash Used in Investing Activities. Cash used in investing activities for the six-month period ended June 30, 2004 related to the purchase of manufacturing equipment for use in the production of clinical and commercial quantities of INKP-102. We do not expect to make any significant additional capital expenditures during 2004, but we may, from time to time, purchase obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government and bank certificates of deposit.

         Net Cash Provided By Financing Activities. Cash provided by financing activities for the six-month period ended June 30, 2004 related to net proceeds from the exercise of warrants and stock options. We have no immediate plans, arrangements, commitments or understandings to raise capital and issue stock. From time to time however, we consider various methods to raise capital in light of our expansion strategies, product opportunities and market conditions.

Research and Development Programs

         We currently have three significant research and development projects, relating to Visicol, INKP-102 and Colirest.

         Visicol. We have focused our Visicol research and development on cleansing of the colon prior to colonoscopy and are presently marketing Visicol for that indication. In addition, we are also developing Visicol for cleansing the colon prior to pre-operative colonic surgical procedures and for treating constipation. The current status of these projects is as follows: (i) for cleansing of colon prior to colonoscopy, the FDA has approved both our NDA as well as our SNDA; (ii) for cleansing the colon prior to pre-operative colonic surgical procedures, we intend to commence a Phase IV study during the second half of 2004; and (iii) for treating constipation, we have completed a post marketing study and a Phase IV study. As of June 30, 2004 we have incurred total costs of approximately $11,858,000 in connection with our Visicol research and development. During the quarter ended June 30, 2004, we incurred an aggregate of $1,036,000 in research and development expenses, approximately $75,000 of which was attributable to Visicol.

         INKP-102. During 2003, we developed a next generation purgative for cleansing the colon prior to colonoscopy. Clinical batches of this new product have been manufactured and formulated to yield smaller tablets that may be easier to ingest. Additionally, the new product does not contain any MCC, which is a common inert, but highly insoluble substance. We are currently conducting clinical studies and intend to apply for FDA approval of this new product using alternative dosing regimens that utilize fewer tablets and allow for single-day administration. We have completed a Phase II study and plan to commence a Phase III study during the second half of 2004. As of June 30, 2004, we have incurred total costs of approximately $1,223,000 in connection with our INKP-102 research and development. During the quarter ended June 30, 2004, we incurred an aggregate of $1,036,000 in research and development expenses, approximately $492,000 of which was attributable to INKP-102.

         Colirest. We are developing Colirest for treatment of IBD and have completed a Phase II study of Colirest for the treatment of Crohn's disease and a Phase II study of Colirest for the treatment of ulcerative colitis. In June 2001, we began a Colirest clinical Phase IIb study of Crohn's disease. We anticipate an interim analysis later this year. As of June 30, 2004, we have incurred total costs of approximately $6,970,000 in connection with the development of Colirest and related compounds. During the quarter ended June 30, 2004, we incurred an aggregate of $1,036,000 in research and development expenses, approximately $56,000 of which was attributable to Colirest.

         Indirect Costs. In addition to the direct costs related to the development of our products and product candidates, we incurred indirect non-technology specific overhead costs. These expenses include the salaries and administrative costs of managing our research and development projects, which for the quarter ended June 30, 2004, equaled approximately $413,000.

Recently Issued Accounting Pronouncements

         None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2005. The interest rate on our line of credit has fluctuated from 3.17% to 3.53% over the past three-months. There was no outstanding balance on this line of credit at June 30, 2004.

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



Item 4.  Controls and Procedures

         Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         Changes in internal controls. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



..
PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         On March 15, 2004, we withdrew a public offering of six million shares of our common stock. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years. The lawsuit names us as the defendant and seeks unspecified compensatory damages. In our statement of operations, we have included the $341,000 in expenses related to the withdrawn offering and $388,000 in legal costs related to preemptive rights and the lawsuit offset by a $500,000 payment from a third-party as reimbursement for these costs in the line item "Withdrawn public offering and litigation." Of the legal costs related to preemptive rights and the lawsuit, $188,000 was reimbursed as part of the $500,000 payment from the third-party. An additional $200,000 was expensed for unreimbursed legal costs up to our insurance deductible. We believe that we will continue to be entitled to reimbursement from third-parties for any costs, expenses and liabilities incurred in connection with the purported class action lawsuit. However, no assurance can be given that we will obtain such additional reimbursement or that any liability from the lawsuit will not be material.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

         On June 7, 2004, at our 2004 Annual Meeting of Shareholders, shareholders voted in favor by an affirmative vote of a majority of the shares of common stock (par value $0.0001 per share) outstanding to amend our Certificate of Incorporation to remove any and all shareholder preemptive rights. Accordingly, on June 17, 2004, we filed a certificate of amendment with the Department of State of New York to affect the amendment of our certificate of incorporation. The amendment to our certificate of incorporation eliminates shareholder rights to participate in any and all potential future securities offerings.

         During the second quarter of 2004, we granted an aggregate of 175,000 options to purchase our common stock at a weighted average exercise price of
4.20 per share pursuant to our 2004 Equity Compensation Plan, which was approved by our shareholders at our annual meeting of shareholders held on June 7, 2004. Such options were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All of such option grants were granted at the then current fair value of the common stock and all recipients had adequate access to information about us. We did not engage an underwriter in connection with the option grants. We believe that the issuance of the options was exempt from registration under either:

         o Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or

         o Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Our annual meeting of shareholders was held on June 7, 2004. At this meeting, our shareholders:

         (i) Approved the election of six (6) directors.

         The number of votes cast for, and withheld from, each nominee is set forth below.
                                                For             Withheld
                                                ---             --------
         Leonard S. Jacob, M.D., Ph.D.      43,063,223         4,171,699
         Robert F. Apple                    43,059,561         4,175,361
         J.R. LeShufy                       43,030,435         4,204,487
         Steven B. Ratoff                   46,195,791         1,309,131
         Norman D. Schellenger              46,652,234           582,688
         Thomas P. Stagnaro                 46,653,734           581,188


         (ii) Amended our certificate of incorporation to remove any and all shareholder preemptive rights.

                    For          Against      Abstain     Broker Non-Votes
                    ---          -------      -------     ----------------
                 24,995,602     2,030,622     397,441        19,811,257

         (iii) Adopted the InKine Pharmaceutical Company, Inc. 2004 Equity Compensation Plan.

                    For          Against      Abstain     Broker Non-Votes
                    ---          -------      -------     ----------------
                 23,504,968     3,350,119     568,578       19,811,257

         (iv) Ratified the election of KPMG, LLP as our independent auditors for the year ending December 31, 2004.

                    For          Against      Abstain    Broker Non-Votes
                    ---          -------      -------    ----------------
                 46,672,197      298,840      263,885         263,885

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

                  3.1 Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

                  3.2* Certificate of Amendment of Certificate of Incorporation

                  3.3* Certificate of Correction of Certificate of Incorporation

                  10.1* InKine Pharmaceutical Company, Inc. 2004 Equity Compensation Plan

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





                                    INKINE PHARMACEUTICAL
                                    COMPANY, INC.


Date: August 5, 2004                 By:  LEONARD S. JACOB M.D.,PH.D.
                                          ---------------------------
                                          Leonard S. Jacob, M.D., Ph.D.
                                          Chairman of the Board and
                                          Chief Executive Officer



Date: August 5, 2004                 By:  ROBERT F. APPLE
                                          --------------------------------
                                          Robert F. Apple
                                          Chief Operating and Financial Officer,
                                          (Authorized Officer and Principal
                                          Financial Officer)

                                 Exhibits Index

3.1 Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.2* Certificate of Amendment of Certificate of Incorporation

3.3* Certificate of Correction of Certificate of Incorporation

10.1* InKine Pharmaceutical Company, Inc. 2004 Equity Compensation Plan

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