Form 10-Q
period 2004-09-30
INKINE PHARMACEUTICAL CO INC
filed 2004-11-09
CIK 929547

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

Commission File No. 000-24972

INKINE PHARMACEUTICAL COMPANY, INC.
(Exact name of Registrant as specified in its charter)

New York	13-3754005
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1787 Sentry Parkway West
Building 18, Suite 440
Blue Bell, PA 19422
(Address of principal executive offices)

215-283-6850
(Registrant’s telephone number)

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
Yes X    No

        At November 8, 2004, the registrant had outstanding 48,765,361 shares of common stock, par value $.0001 per share.

INKINE PHARMACEUTICAL COMPANY, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INKINE PHARMACEUTICAL COMPANY, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2004

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,771	$10,442
Short term investments	4,969	--
Accounts receivable	2,878	1,170
Inventory	1,297	780
Prepaid expenses and other current assets	376	727

Total current assets	16,291	13,119

Fixed assets	321	124
Deposits	57	54

Total assets	$16,669	$13,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,822	$805
Accrued expenses	1,500	1,863

Total current liabilities	3,322	2,668

Shareholders' equity:
Preferred stock, $0.0001 par value; authorized 5,000,000
shares; none issued and outstanding	--	--
Common stock, $0.0001 par value; authorized 75,000,000
shares; issued 48,776,001 shares	5	5
Less common stock held in treasury (16,515 shares)	(37)	(37)
Additional paid-in capital	82,946	82,587
Deferred compensation	(8)	--
Unrealized loss on investments	(5)	--
Accumulated deficit	(69,554)	(71,926)

Total shareholders' equity	13,347	10,629

Total liabilities and shareholders' equity	$16,669	$13,297

        See accompanying notes to unaudited financial statements.

INKINE PHARMACEUTICAL COMPANY, INC.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three-Months Ended September 30,	Nine-Months Ended September 30,

	2004	2003	2004	2003

Product revenue	$5,683	$4,333	$14,924	$10,208
Other revenue	375	--	1,033	49

Revenue	6,058	4,333	15,957	10,257

Cost of goods sold	(892)	(604)	(2,035)	(1,465)

Gross profit	5,166	3,729	13,922	8,792

Cost and expenses:
Research and development	1,365	464	3,323	1,253
Sales and marketing	1,785	1,443	5,894	4,338
General and administrative	701	634	2,178	1,882
Withdrawn public offering and litigation	(29)	--	200	--

Operating expenses	3,822	2,541	11,595	7,473

Income from operations	1,344	1,188	2,327	1,319

Interest income	36	9	72	39
Interest expense	(9)	(19)	(27)	(663)
Debt conversion inducement, non-cash accretion and
non-cash premium	--	--	--	(2,822)

Net income (loss)	$1,371	$1,178	$2,372	$(2,127)

Earnings (loss) per share:
Basic	$0.03	$0.03	$0.05	$(0.05)

Diluted	$0.03	$0.02	$0.04	$(0.05)

Weighted average shares outstanding:
Basic	48,727	46,703	48,647	40,966
Diluted	53,317	51,170	53,723	40,966

        See accompanying notes to unaudited financial statements.

INKINE PHARMACEUTICAL COMPANY, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine-Months Ended September 30,

	2004	2003

Operating activities:
Net income (loss)	$2,372	$(2,127)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	111	118
Amortization of deferred compensation	24	83
Non-cash accretion and premium	--	2,047
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,708)	(264)
(Increase) in inventory	(517)	(351)
(Increase) decrease in prepaid expenses and other assets	348	(129)
Increase (decrease) in accounts payable and accrued expenses	654	(1,441)

Net cash provided by (used in) operating activities	1,284	(2,064)

Investing activities:
Purchase of short-term investments	(4,974)	--
Capital expenditures	(308)	(2)

Net cash used in investing activities	(5,282)	(2)

Financing activities:
Proceeds from exercise of options and warrants - net of expenses	327	4,369
Repayments, net of borrowings on line of credit	--	(2,944)

Net cash provided by financing activities	327	1,425

Net (decrease) in cash and cash equivalents	(3,671)	(641)

Cash and cash equivalents - beginning of period	10,442	12,151

Cash and cash equivalents - end of period	$6,771	$11,510

        See accompanying notes to unaudited financial statements.

INKINE PHARMACEUTICAL COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

        In this Quarterly Report, “InKine,” “we,” “us” and “our” refer to InKine Pharmaceutical Company, Inc. and “Common Stock” refers to InKine’s common stock, par value $0.0001 per share.

1. Organization and Business Activities

        We are a specialty pharmaceutical company focused on acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders. Our development strategy has been to acquire late-stage drug candidates with short expected time lines to commercialization. We currently market and sell three pharmaceutical products, Visicol®, VSL#3® and IB-Stat®. We are also studying Visicol® for the treatment of constipation and for use prior to certain pre-operative surgical procedures. In addition to our marketed products, we are studying INKP-102 as a new generation purgative product and Colirest™ for the treatment of patients with Inflammatory Bowel Disease (IBD).

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

4. Allowance for Sales Returns

        We maintain an allowance for potential future sales returns. This allowance is evaluated on a quarterly basis based on product characteristics, wholesaler stocking patterns and prescription trends. At September 30, 2004, we had a sales returns allowance of $135,000 that was included in accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance for the nine-month period ended September 30, 2004:

Allowance at December 31, 2003	$126,000
Provision for estimated sales returns	154,000
Actual sales returns	(145,000)

Allowance at September 30, 2004	$135,000

5. Deferred Revenue

        For IB-Stat®, we recognize revenue based on prescription data. This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated. As a result, we have recorded deferred revenue of $224,000 that was included in accrued expenses on the balance sheet as of September 30, 2004.

6. Line of Credit

        We maintain a $7,500,000 line of credit with a financial institution, which expires January 31, 2005. This line of credit provides for monthly interest-only payments at a variable per annum rate of 2.20% plus the 30-day Dealer Commercial Paper Rate. There was no outstanding balance on this line of credit at September 30, 2004.

7. Withdrawn Public Offering and Preemptive Rights Class Action Litigation

        On March 15, 2004, we withdrew a public offering of six million shares of our common stock. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years. We have incurred $341,000 in expenses related to the withdrawn offering and $590,000 in legal costs related to preemptive rights and the related lawsuit. To date, we have received a $500,000 payment from a third-party as reimbursement for a portion of these costs. On October 12, 2004, we entered into an agreement with an undisclosed third-party who will fund our settlement of damages and costs incurred in connection with the class action lawsuit. We have also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders. We do not anticipate that we or our insurance carriers will bear any costs in connection with the settlement arrangement. Our settlement and the agreement with the undisclosed third-party is subject to a number of conditions, including final court approval. At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval. Accordingly, we have recognized a $200,000 charge for the nine-months ended September 30, 2004 for unreimbursed legal costs incurred up to our insurance deductible.

8. Stock-Based Compensation

        We apply the intrinsic method of accounting for all stock-based employee compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We record deferred compensation for option grants to employees for the amount, if any, by which the market price per share on the grant date exceeds the exercise price per share. We generally grant our stock options with exercise prices equal to fair market value on the grant date.

        We have elected to adopt the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148). The following table illustrates the effect on our net income (loss) and basic and diluted income (loss) per share if we had recorded compensation expense for the estimated fair value of our stock-based employee compensation, consistent with SFAS No. 123:

	Three-Months Ended		Nine-Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income (loss) - as reported	$1,371	$1,178	$2,372	$(2,127)
Deduct: Total stock-based employee compensation	(602)	(520)	(1,602)	(1,560)

Net income (loss) - pro forma	$769	658	$770	(3,687)

Earnings (loss) per share:
Basic - as reported	$0.03	$0.03	$0.05	$(0.05)

Basic - pro forma	$0.02	$0.01	$0.02	$(0.09)

Diluted - as reported	$0.03	$0.02	$0.04	$(0.05)

Diluted - pro forma	$0.01	$0.01	$0.01	$(0.09)

9. Related Party

        Robert A. Vukovich, Ph.D., one of our former directors, is Chief Executive Officer, Chairman of the Board and sole owner of Wellspring Pharmaceutical Corporation (“Wellspring”). During 2003, we received an offer from Wellspring to enter into an agreement whereby Wellspring would provide manufacturing services for us. On January 28, 2004, we accepted the offer. Our audit committee completed a review of the terms of the agreement, determined that the agreement is in our and our shareholders best interests and approved the agreement. Dr. Vukovich did not stand for re-election at the June 2004 Annual Meeting in light of this new agreement. During the nine-months ended September 30, 2004, we paid Wellspring approximately $726,000 for services and equipment in connection with this agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with “Certain Risks Related to Our Business” and our unaudited condensed financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

General

        We are a specialty pharmaceutical company focused on acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders. Our development strategy has been to acquire late-stage drug candidates with short expected time lines to commercialization. We currently market and sell three pharmaceutical products, Visicol®, VSL#3® and IB-Stat®. We are also studying Visicol® for the treatment of constipation and for use prior to certain pre-operative surgical procedures. In addition to our marketed products, we are studying INKP-102 as a new generation purgative product and Colirest™ for the treatment of patients with Inflammatory Bowel Disease (IBD).

        The following table outlines our current product pipeline, on which we have focused the majority of our research, development, marketing and sales efforts since inception. The table also sets forth the current development status of our products and product candidates in each targeted therapeutic indication:

Product	Therapeutic Indications	Development Status

Visicol	• Colon cleansing prior to	FDA approved; marketed product
colonoscopy
	• Constipation	Post-marketing study completed
Phase IV completed

INKP-102	• Colon cleansing prior	Phase II completed
(next generation purgative)	to colonoscopy	Phase III ongoing

IB-Stat	• Symptoms associated with Irritable	Marketed product
Bowel Syndrome (IBS)
• Reduction of bowel
motility during certain diagnostic
procedures

Colirest	• Crohn's disease and ulcerative	Phase II Crohn's disease complete
	colitis, collectively IBD	Phase II ulcerative colitis complete
Phase IIb Crohn's disease on-going

Special Note Regarding Forward-Looking Statements

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements included in this report relate to our beliefs regarding litigation exposure, our settlement and our agreement with the undisclosed third-party, our strategy with respect to in-licensing or acquiring additional pharmaceutical products or businesses, the timing and types of clinical trials we will need to conduct for our products and product candidates, our reimbursement strategy, our expectation for gross profits for Visicol for 2004, the adequacy of our financial resources, our capital expenditures for 2004, our product development expenses, our investment portfolio, market risk exposure and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

     •  our limited history of profitability;

     •  our dependence on Visicol;

     •  our ability to manage rapid growth;

     •  the high cost and uncertainties relating to clinical trials;

     •  market conditions and technological innovation;

     •  the unpredictability of the duration and results of clinical trials and regulatory review;

     •  other risks and uncertainties discussed under the caption "Certain Risks Related to Our Business" and elsewhere in this report; and

     •  other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

        You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date of this report. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under the caption “Certain Risks Related to Our Business.” New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur.

Certain Risks Related to Our Business

Risks related to our operations

We have achieved profitability for four of the last five quarters and were profitable for the nine-months ended September 30, 2004. If we do not maintain our profitability or if we incur losses in the future, the price of our common stock could fall.

        Our first sale of Visicol occurred in January 2001, our first sale of IB-Stat occurred in June 2002, and we entered into a promotion agreement with Sigma-Tau Pharmaceuticals in February 2004. We have a significant accumulated deficit and have incurred losses and negative cash flow from operations in each year since our inception on July 1, 1993. We achieved profitability and positive cash flow from operations during each of the quarters in the second half of 2003, as well as for the nine-months ended September 30, 2004. Visicol, INKP-102, IB-Stat and Colirest are in various stages of marketing or development and require significant research, development and testing. Visicol provides substantially all of our revenues. Our continued success and growth is primarily dependent on the performance of Visicol. If we are unsuccessful in achieving increased revenues through the sale of Visicol or through the sale of newly acquired or developed products or if we incur material costs related to our preemptive rights litigation, we will not be able to operate profitably in the future. Our common stock is likely to decrease in value if we fail to achieve and maintain profits or if the market believes that we are unable to achieve and maintain profits.

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

        We market sodium phosphate tablets in the United States under the brand name Visicol, and if approved by the FDA, we intend to market INKP-102 and co-market Colirest in the United States. Our prospects over the next three to five years are substantially dependent on the successful commercialization of our products and product candidates. We expect to engage in expensive advertising, educational programs and other means to market our future products. The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

     •  demonstration of their clinical efficacy and safety;

     •  successful introduction for new indications;

     •  their cost-effectiveness;

     •  their potential advantages over alternative treatment methods;

     •  the marketing and distribution support they receive; and

     •  reimbursement policies of government and third-party payors.

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

        We have experienced significant growth in the number of our employees and the scope of our operations. In support of the May 2002 re-launch of Visicol in the United States, we have grown from 13 employees on May 31, 2002 to 66 on September 30, 2004. This growth has placed a significant strain on our management and operations. Our continued growth might place further strains on our management and operations. Our ability to manage growth effectively will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our employee base.

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

        Successful sales of our products in the United States and other countries depend on the availability of adequate reimbursement from the government, managed care organizations and private insurance plans. Pharmaceutical companies often rely on reimbursement from third parties for the sales of their products. In the pharmaceutical industry, unlike other consumer product industries, insurance companies, including managed care organizations, often pay drug stores directly for part of the cost of covered pharmaceutical products. In fact, the majority of prescription drugs prescribed to patients are ultimately paid for at the retail level by these organizations and not by the patient. These organizations provide for reimbursement only after considering a number of factors, including product features such as safety, medical necessity, cost and the experimental nature of the product. We plan to spend significant amounts of time and other resources to obtain reimbursement for our products. The organizations that provide reimbursement routinely limit reimbursement and attempt to exert significant pressure on medical suppliers to provide rebates to help offset the cost of covered medication. Visicol and IB-Stat are premium priced compared to their competitors and we have not specifically contracted with any third party to date to give rebates for their use. We do not know what impact, if any at all, this will have on the coverage of Visicol or IB-Stat by these third party payors, particularly if Visicol continues to gain market share, thus increasing the cost to third party payors.

If we do not have adequate insurance for product liability claims, then we may be subject to significant expenses relating to these claims.

        We are subject to significant product liability risks relating to the sale, manufacturing and further testing of the products on the market and the ones we are developing. These risks include:

     •  our products could cause undesirable side effects or injury;

     •  our product candidates could cause undesirable side effects or injury during clinical trials; and

     •  we may agree to reimburse others that incur liability relating to our products and product candidates.

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

        We do not possess the capabilities, resources or facilities to manufacture Visicol, IB-Stat or any of our product candidates. We must contract with manufacturers to produce Visicol, IB-Stat and our product candidates according to government regulations. The future development and delivery of our marketed products and our product candidates depends on the timely, profitable and competitive performance of these manufacturers. There are only a limited number of manufacturers capable of manufacturing our marketed products and our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufacturers on terms that may not be entirely acceptable to us. Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process.

        We have contracted with Mallinckrodt, Inc. to supply us with active pharmaceutical ingredients for Visicol. A significant portion of the Visicol tablet is monobasic and dibasic sodium phosphate. Mallinckrodt has agreed to supply these ingredients in a manner that meets FDA requirements. The FDA has approved the manufacturing process for these active ingredients, but the Drug Master File for the sodium phosphate is only for one location at Mallinckrodt. If this location were to shut down for any reason, a delay in the delivery of our active pharmaceutical ingredients would occur and could impact future sales of Visicol. Mallinckrodt is currently working towards submitting a Drug Master File with the FDA for another Mallinckrodt facility in order to minimize this risk, but there can be no assurance that this Drug Master File will be approved.

        We have contracted with Pharmaceutical Manufacturing Research Services, Inc. (PMRS), a pharmaceutical manufacturing company, to supply commercial quantities of Visicol in a manner that meets FDA requirements. Our contract with PMRS will expire at the end of 2004, subject to renewal for successive one-year periods. The FDA has approved the manufacturing of Visicol at PMRS. Any failure by PMRS to maintain compliance with FDA standards could result in its loss of “approved status” and could significantly harm our business because we do not have an approved secondary manufacturer for Visicol. We are currently working with an appropriate secondary manufacturer of Visicol to obtain FDA approval.

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

        We have products and product candidates that compete in three very competitive segments of the pharmaceutical industry. These products and product candidates include: (i) purgative and laxative agents for cleansing the colon or relieving constipation, which include Visicol and INKP-102; (ii) antispasmodics, which include IB-Stat; and (iii) products that treat patients with IBD, which include our product candidate Colirest. We are likely to encounter significant competition with respect to Visicol, INKP-102, IB-Stat and Colirest, including, but not limited to, competition from: (a) Braintree Laboratories, Inc., Schwarz Pharma Inc., C.B. Fleet Company, Inc. and Novartis Pharmaceuticals Corporation with respect to Visicol and INKP-102; (b) Schwarz Pharma Inc., Eli Lily and Company and Bedford Laboratories with respect to IB-Stat; and (c) AstraZeneca plc, Salix Pharmaceuticals, IDEC Pharmaceuticals Corporation, Procter & Gamble Pharmaceuticals, Solvay S.A., Centocor, Inc. (Johnson & Johnson) and Shire Pharmaceuticals Group plc with respect to Colirest.

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

        In 2003, the U.S. Patent and Trademark Office issued a patent covering the treatment of inflammatory bowel conditions, including ulcerative colitis and Crohn’s disease with Colirest.

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

        Our patent and other proprietary rights related to our products might conflict with the current or future intellectual property rights of others. We have not conducted a search to determine if there are any other patents that could cover Visicol, INKP-102 and Colirest. Litigation or patent interference proceedings, either of which could result in substantial cost to us, might be necessary to defend any patents to which we have rights and our other proprietary rights or to determine the scope and validity of other parties’ proprietary rights. The defense of patent and intellectual property claims is both costly and time-consuming, even if the outcome is favorable to us. Any adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling our product. We might not be able to obtain a license to any third-party technology that we require to conduct our business, or, if obtainable, that technology might not be available at a reasonable cost.

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

        Development, manufacturing and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our products. Our clinical studies of Visicol for constipation, INKP-102 for colon cleansing prior to colonoscopy, Colirest for the treatment IBD or any other product or indication might be delayed or halted for various reasons, including:

     •  the drug is not effective;

     •  patients experience severe side effects during treatment;

     •  patients do not enroll in the studies at the rate we expect;

     •  drug supplies are not sufficient to treat the patients in the studies;

     •  we decide to modify the drug during testing; or

     •  we do not have adequate funds to continue the testing.

        If the FDA approves new indications for Visicol, its approval will be limited to those indications for which the product has been shown to be safe and effective, as demonstrated to the FDA’s satisfaction through clinical studies. Approval might entail ongoing requirements for post-marketing studies. Even if we obtain regulatory approval, labeling and promotional activities are subject to continual scrutiny by the FDA and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. Marketing an approved product for a new use requires a separate approval by the FDA. These regulations and the FDA’s interpretation of them might impair our ability to effectively market our products.

        If we do not maintain required approvals from the government, then we may not successfully manufacture, market or sell our marketed products.

FDA manufacturing approval.

        The FDA requires pharmaceutical companies to include detailed manufacturing information in a New Drug Application (NDA). The FDA has mandated that all manufacturing facilities and processes comply with good manufacturing practices, commonly known as GMP. GMP are a body of federal regulations and guidelines that govern the manufacture of drugs for human use. For example, all manufacturers must pass manufacturing plant inspections and provide records of detailed manufacturing processes. Among other things, drug manufacturers must demonstrate that:

     •  the drug product can be consistently manufactured at the same quality standard;

     •  the drug product is stable over time; and

     •  the level of chemical impurities in the drug product is under a designated level.

        The FDA has inspected the manufacturing facilities for Visicol and IB-Stat. The FDA may still, however, prevent us from continuing to market Visicol or IB-Stat if we:

     •  do not continue to consistently manufacture appropriate amounts of Visicol and IB-Stat; or

     •  cannot continue to repeat the manufacturing process used to manufacture the validation batches of Visicol.

        We currently have only one approved manufacturer of Visicol and one manufacturer for IB-Stat. We have, however, initiated the process to obtain a qualified secondary manufacturer of Visicol.

FDA oversight after product approval.

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

        IB-Stat is the combination of a marketed drug (hyoscyamine sulfate) and a widely used delivery system. Hyoscyamine sulfate was a marketed product prior to 1962. Although we have not obtained FDA approval for IB-Stat, the FDA allows products that were marketed prior to 1962 to continue to be marketed without an approved NDA. There is no guarantee that the FDA will continue to allow hyoscyamine sulfate or many other pre-1962 marketed products to continue to be marketed. In addition, the FDA could determine that hyoscyamine sulfate is unsafe or that additional data needs to be submitted to the FDA in order to determine the drug’s safety and efficacy. The FDA could also determine that IB-Stat is not similar enough to the pre-1962 marketed hyoscyamine sulfate, and as a result cannot be marketed without an FDA approved NDA.

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

        The FDA may delay or halt the clinical development of our product candidates at any stage, or may deny us approval to market a product. If the FDA takes any of these adverse actions, we may delay or stop the development of a product or may be unable to sell the product. The process of obtaining FDA approval is expensive, time-consuming and often filled with unexpected hurdles. Even if we receive approval of a product candidate, the FDA may limit and restrict the drug’s use and may subject our products to continuous review. If we fail to comply with any applicable regulatory requirement, the FDA could impose penalties on us, including:

     •  warning letters;

     •  fines;

     •  withdrawal of regulatory approval;

     •  product recalls and suspensions;

     •  operating restrictions;

     •  injunctions; and

     •  civil penalties and criminal prosecution.

        Certain of the foregoing penalties could have an immediate negative financial impact on our business, harm our reputation, have a material adverse effect on our business operations and reduce our future sales and profits.

        We are developing INKP-102 as a compound for colon cleansing prior to colonoscopy. We have completed our Phase II study. We are currently enrolling patients for the Phase III study. We believe that if results of the Phase II study are supportive, then only one Phase III study would be required for the approval of INKP-102. We may never receive FDA approval for INKP-102 and without FDA approval, we cannot market or sell INKP-102.

        We are developing Colirest as a compound for the treatment of IBD. IBD is an autoimmune disease that causes inflammation and ulceration of the bowel. IBD includes both Crohn’s disease and ulcerative colitis. In September 2000, we announced positive results of our Phase II study on Crohn’s disease and in December 2000, we announced positive results of our Phase II study in ulcerative colitis. We have reached an agreement with the FDA for the advancement of Colirest to a pivotal Phase IIb dose ranging study for Crohn’s disease. We are currently enrolling patients in this study. We may never receive FDA approval for Colirest and without FDA approval, we cannot market or sell Colirest.

Risks related to our common stock outstanding

If the holders of our outstanding options and warrants exercise them and subsequently sell the common stock they receive upon exercise, the market price of our common stock may drop.

        At September 30, 2004, we had approximately 8,961,000 options and warrants outstanding. Options and warrants give the holder the right to purchase shares of our common stock in the future for a predetermined price which may or may not be below the current market value of our common stock at the time the option or warrant is exercised. In addition, as of September 30, 2004, we had an additional 2,347,000 options available for issuance to employees and consultants, pursuant to our option plans. To date, option and warrant holders have exercised approximately 10,548,000 options and warrants in the aggregate at prices ranging from $.50 to $5.56. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop. In addition, the exercising of these options and warrants will increase the number of shares outstanding and cause dilution to existing shareholders.

If our common stock continues to be volatile and thinly traded, our shareholders may not be able to sell their shares when desired.

        The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not be able to sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, as of September 30, 2004, the number of our shares theoretically available for sale in any one day was approximately 48,759,000 shares and our average daily trading volume for the twelve-month period ended September 30, 2004 was approximately 400,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

If our settlement agreement with the class of InKine shareholders who have purportedly been denied preemptive rights does not settle or reach final judgment for damages, or our agreement with a third-party to fund the agreed upon settlement are insufficient to cover the amount of any settlement payment or judgment for damages, then the market price of our common stock may drop.

        On March 15, 2004, we withdrew a public offering of six million shares of our common stock. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years. We have incurred $341,000 in expenses related to the withdrawn offering and $590,000 in legal costs related to preemptive rights and the related lawsuit. To date, we have received a $500,000 payment from a third-party as reimbursement for a portion of these costs. On October 12, 2004, we entered into an agreement with an undisclosed third-party who will fund our settlement of damages and costs incurred in connection with the class action lawsuit. We have also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders. We do not anticipate that we or our insurance carriers will bear any costs in connection with the settlement arrangement. Our settlement and the agreement with the undisclosed third-party is subject to a number of conditions, including final court approval. At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval. Accordingly, we have recognized a $200,000 charge for the nine-months ended September 30, 2004 for unreimbursed legal costs incurred up to our insurance deductible.

Critical Accounting Policies and Practices

        In “Cautionary Advice Regarding Disclosures about Critical Accounting Policies” (SEC Release No.33-8040, December 12, 2001), the SEC advised companies to provide more information about a company’s most critical accounting policies, i.e., the specific accounting policies that have the most impact on a company’s results and require the most difficult, subjective or complex judgments by management. We have identified the following accounting policies that may constitute “critical accounting policies,” under the guidance provided by the release:

•	Revenue recognition. Revenue from sales of Visicol is recognized when, pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition,” all four of the following criteria are met: (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed and (iv) collection is reasonably assured. Product demand from our customers during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate inventory positions in the distribution channel. If we believe these levels are too high based on prescription demand, we may not accept purchase orders from or may not ship additional product to our customers until these levels are reduced. Provisions for sales discounts, and estimates for chargebacks, rebates and product returns are established as a reduction of product sales revenues at the time such revenues are recognized. We establish these revenue reductions as our best estimate at the time of sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves. For IB-Stat, we recognize revenue based on prescription data, net of estimated cash discounts. This practice will continue until such time data becomes available that indicates that the product has achieved adequate market acceptance and future product returns can be reasonably estimated.

•	Stock-based compensation. It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock option plans rather than Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had we applied SFAS No. 148, our net income for the three and nine-month periods ended September 30, 2004, along with our net income for the three month period ended September 30, 2003 would have been less. Our net loss for the nine-month period ended September 30, 2003 would have been greater.

•	Product returns. It is our policy to estimate and record an allowance for future product returns in connection with our sales of Visicol. We have applied a return rate to our unit sales to provide this allowance under our product return policy. This return rate is calculated based on actual return experience and our monitoring of distribution channels taking into account the expiration dating of Visicol. The product return rate is periodically updated to reflect actual experience and changes to other factors affecting future product returns.

•	Deferred taxes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax asset items are deductible. At September 30, 2004, we have concluded that a full valuation allowance is necessary for deferred tax assets given that we have only been profitable for four of the last five quarters.

•	Contingencies. During the three and nine-months ended September 30, 2004, we have incurred costs and received reimbursement related to our withdrawn public offering and our ongoing litigation (See Note 7 of accompanying financial statements). We recognize liabilities for loss contingencies in accordance with Statement on Financial Accounting Standards No. 5, “Accounting for Contingencies.” This statement requires accrual by a charge to income (and disclosure) for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Gain contingencies (third-party reimbursement) are recognized when realized in accordance with Accounting Research Bulletin No. 50, “Contingencies.”

Results of Operations

        We generated net income of $1,371,000 or $0.03 per diluted share and $2,372,000 or $0.04 per diluted share for the three and nine-month periods ended September 30, 2004, compared to net income of $1,178,000 or $0.02 per diluted share and net loss of ($2,127,000) or ($0.05) per diluted share for the same periods a year ago.

        Product revenue was $5,683,000 and $14,924,000 for the three and nine-month periods ended September 30, 2004, compared to $4,333,000 and $10,208,000 for the three and nine-month periods ended September 30, 2003. Our retail distribution and prescription levels continue to increase, resulting in increased orders from wholesalers and large retail chains. We believe the increased prescription levels are driven by the increased market awareness and acceptance of Visicol. We estimate that Visicol prescriptions grew by 12% from the previous quarter and 38% from the same quarter last year. In addition to our product revenue, we realized $375,000 and $1,033,000 in other revenue, for the three and nine-month periods ended September 30, 2004, which was mostly attributable to our promotion agreement with Sigma-Tau Pharmaceuticals.

        Our gross profit was $5,166,000 and $13,922,000 for the three and nine-month periods ended September 30, 2004 compared to $3,729,000 and $8,792,000 for the same periods a year ago. Gross profit as a percentage of sales for product revenue was 84% and 86% for the three and nine-month periods ended September 30, 2004, compared to 86% for both of the same periods a year ago. The decreases in gross profit as a percentage of product sales are the result of earlier attainment of revenue tiers, compared to 2003, causing the acceleration of top-tier royalties due to ALW Partnership, the inventors of Visicol. We expect that gross profit as a percent of product revenue will be approximately 84% to 86% for the 2004 year.

        We incurred research and development expenses of $1,365,000 and $3,323,000 for the three and nine-month periods ended September 30, 2004, compared to $464,000 and $1,253,000 for the same periods a year ago. The increase was the result of higher development costs associated with the MCC-free new generation purgative tablet (INKP-102), along with higher costs related to an increased scale of development activity.

        Sales and marketing costs of $1,785,000 and $5,894,000 were incurred for the three and nine-month periods ended September 30, 2004, compared to $1,443,000 and $4,338,000 for the same periods a year ago. The increases were a result of continued growth in the size of our internal sales force, along with increased marketing campaigns related to Visicol. As of September 30, 2004, our internal sales force covered 45 territories with four district managers, compared to 36 territories and three district managers as of September 30, 2003.

        General and administrative expenses were $701,000 and $2,178,000 for the three and nine-month periods ended September 30, 2004 compared to $634,000 and $1,882,000 for the same periods a year ago. The increases were the result of higher personnel, patent and insurance costs, along with an increase in legal and accounting fees associated with compliance with the Sarbanes-Oxley Act of 2002.

        On March 15, 2004, we withdrew a public offering of six million shares of our common stock. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years. We have incurred $341,000 in expenses related to the withdrawn offering and $590,000 in legal costs related to preemptive rights and the related lawsuit. To date, we have received a $500,000 payment from a third-party as reimbursement for a portion of these costs. On October 12, 2004, we entered into an agreement with an undisclosed third-party who will fund our settlement of damages and costs incurred in connection with the class action lawsuit. We have also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders. We do not anticipate that we or our insurance carriers will bear any costs in connection with the settlement arrangement. Our settlement and the agreement with the undisclosed third-party is subject to a number of conditions, including final court approval. At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval. Accordingly, we have recognized a $200,000 charge for the nine-months ended September 30, 2004 for unreimbursed legal costs incurred up to our insurance deductible.

        Interest income and expense was minimal for the three and nine-months ended September 30, 2004 due to the June 2003 conversion of our long-term debt into shares of our common stock. Interest income and expense was $10,000 and $624,000 for the three and nine-months ended September 30, 2003.

        During the nine-month period ended September 30, 2003, we incurred non-cash charges related to our previously outstanding June 2005 convertible notes of $2,822,000.

Liquidity and Capital Resources

        At September 30, 2004, we had cash and cash equivalents of $6,771,000 and short-term investments of $4,969,000. Short-term investments are defined as investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date. At September 30, 2004, we had no balance outstanding on our line of credit.

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

        Our future short and long-term capital requirements will depend on numerous factors, including continued marketplace acceptance of our products. To achieve operating profits, we, alone or with others, must successfully market and sell our products. In addition to continued marketplace acceptance of our products, other factors which cannot be quantified and many of which we cannot control will also impact our short and long-term capital requirements, including: continued commercial costs of Visicol, continued progress in our research and development activities, progress with pre-clinical studies and clinical trials, defending shareholder claims related to alleged violations of preemptive rights, prosecuting and enforcing patent claims, technological and market developments, our ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity.

        We are currently developing a new generation purgative (INKP-102) for cleansing the colon prior to colonoscopy, conducting a clinical trial of Colirest for the treatment of Crohn’s disease, continuing to study the use of Visicol for constipation and continuing to market and sell Visicol and IB-Stat to distributors and drug store chains. During 2004, we expect to spend up to $1,900,000 on INKP-102, $100,000 on the Visicol studies and Visicol product development, $200,000 on the Colirest study, and $8,100,000 on Visicol sales and marketing costs. These activities will be funded by our current cash balance and future product sales. If product sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. We may not be able to obtain any necessary additional financing on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate our research, drug discovery or development activities or other aspects of our operations. Our business could be materially and adversely affected as a result.

        Net Cash Provided By (Used in) Operating Activities. Net operating cash outflows for the nine-month period ended September 30, 2004 resulted primarily from research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for INKP-102, sales and marketing costs related to Visicol, compensation of our employees and other administrative costs and costs related to our withdrawn public offering and a purported class action lawsuit. Net operating cash inflows were principally attributable to product sales, revenue from our Sigma-Tau Pharmaceutical promotion of VSL#3 and payment from a third-party for reimbursement of costs related to our withdrawn public offering and legal costs related to preemptive rights and the lawsuit.

        Net Cash Used in Investing Activities. Cash used in investing activities for the nine-month period ended September 30, 2004 related to the purchase of manufacturing equipment for use in the production of clinical and commercial quantities of INKP-102 and the purchase of short-term investments.

        Net Cash Provided By Financing Activities. Cash provided by financing activities for the nine-month period ended September 30, 2004 related to net proceeds from the exercise of stock options. We have no immediate plans, arrangements, commitments or understandings to raise capital and issue stock. From time to time however, we consider various methods to raise capital in light of our expansion strategies, product opportunities and market conditions.

Research and Development Programs

        We currently have three significant research and development projects, relating to Visicol, INKP-102 and Colirest.

    Visicol.        We have focused our Visicol research and development on cleansing of the colon prior to colonoscopy and are presently marketing Visicol for that indication. In addition, we are also developing Visicol for treating constipation. The current status of these projects is as follows: (i) for cleansing of colon prior to colonoscopy, the FDA has approved both our NDA as well as our SNDA for a reduced MCC formulation and (ii) for treating constipation, we have completed a post marketing study and a Phase IV study. As of September 30, 2004 we have incurred total costs of approximately $11,820,000 in connection with our Visicol research and development. During the quarter ended September 30, 2004, we incurred an aggregate of $1,365,000 in research and development expenses, approximately $2,000 of which was attributable to Visicol.

    INKP-102.        During 2003, we developed a next generation purgative for cleansing the colon prior to colonoscopy. Clinical batches of this new product have been manufactured and formulated to yield smaller tablets that may be easier to ingest. Additionally, the new product does not contain any MCC, which is a common inert, but highly insoluble, substance. We are currently conducting clinical studies and intend to apply for FDA approval of this new product using alternative dosing regimens that utilize fewer tablets. We have completed a Phase II study and have begun the Phase III study. As of September 30, 2004, we have incurred total costs of approximately $2,139,000 in connection with our INKP-102 research and development. During the quarter ended September 30, 2004, we incurred an aggregate of $1,365,000 in research and development expenses, approximately $986,000 of which was attributable to INKP-102.

    Colirest.        We are developing Colirest for treatment of IBD and have completed a Phase II study of Colirest for the treatment of Crohn’s disease and a Phase II study of Colirest for the treatment of ulcerative colitis. In June 2001, we began a Colirest clinical Phase IIb study of Crohn’s disease. We anticipate an interim analysis later this year. As of September 30, 2004, we have incurred total costs of approximately $7,112,000 in connection with the development of Colirest and related compounds. During the quarter ended September 30, 2004, we incurred an aggregate of $1,365,000 in research and development expenses, approximately $77,000 of which was attributable to Colirest.

        Indirect Costs. In addition to the direct costs related to the development of our products and product candidates, we incurred indirect non-technology specific overhead costs. These expenses include the salaries and administrative costs of managing our research and development projects, which for the quarter ended September 30, 2004, equaled approximately $300,000.

Recently Issued Accounting Pronouncements

      None.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2005. The interest rate on our line of credit has fluctuated from 3.47% to 3.99% over the past three-months. There was no outstanding balance on this line of credit at September 30, 2004.

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

Item 4. Controls and Procedures

        Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        Changes in internal controls. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

        On March 15, 2004, we withdrew a public offering of six million shares of our common stock. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years. We have incurred $341,000 in expenses related to the withdrawn offering and $590,000 in legal costs related to preemptive rights and the related lawsuit. To date, we have received a $500,000 payment from a third-party as reimbursement for a portion of these costs. On October 12, 2004, we entered into an agreement with an undisclosed third-party who will fund our settlement of damages and costs incurred in connection with the class action lawsuit. We have also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders. We do not anticipate that we or our insurance carriers will bear any costs in connection with the settlement arrangement. Our settlement and the agreement with the undisclosed third-party is subject to a number of conditions, including final court approval. At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval. Accordingly, we have recognized a $200,000 charge for the nine-months ended September 30, 2004 for unreimbursed legal costs incurred up to our insurance deductible.

Item 2. Changes in Securities and Use of Proceeds.

       The following information relates to all of the securities sold by us within the past quarter that were not registered under the securities laws at the time of grant, issuance and/or sale:

        Option Grants:

      During the second and third quarter of 2004, we granted stock options pursuant to our 2004 Equity Compensation Plan, which was approved by our stockholders at our Annual Meeting of Shareholders on June 7, 2004. Such options were not registered under the Securities Act of 1933, as amended (the "Securities Act"). We intend to file a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares of our common stock underlying option grants or other awards under the 2004 Equity Compensation Plan. All of such option grants were granted at the then current fair value of our common stock. During the quarter, we granted 448,500 options at a weighted average exercise price of $4.05 per share.

      We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act of transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All receipients had adequate access to information about the Company.

Item 6. Exhibits.

                 (a)     Exhibits.

10.1* Form of employment agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, M.D., Ph.D., dated November 6, 1997 and amended on November 4, 1999, November 20, 2003 and August 1, 2004.

10.2* Form of employment agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November 2, 1998 and amended on November 20, 2003 and August 1, 2004.

10.3* Form of employment agreement between InKine Pharmaceutical Company, Inc. and Martin Rose, M.D., J.D., dated December 1, 2000 and amended on November 20, 2003 and August 1, 2004.

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

_________________

* Filed herewith.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKINE PHARMACEUTICAL
COMPANY, INC.

Date: November 9, 2004	By: LEONARD S. JACOB M.D.,PH.D.
Leonard S. Jacob, M.D., Ph.D.
Chairman of the Board and
Chief Executive Officer

Date: November 9, 2004	By: ROBERT F. APPLE
Robert F. Apple
Chief Operating and Financial Officer,
(Authorized Officer and Principal
Financial Officer)

Exhibits Index

10.1* Form of employment agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, M.D., Ph.D., dated November 6, 1997 and amended on November 4, 1999, November 20, 2003 and August 1, 2004.

10.2* Form of employment agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November 2, 1998 and amended on November 20, 2003 and August 1, 2004.

10.3* Form of employment agreement between InKine Pharmaceutical Company, Inc. and Martin Rose, M.D., J.D., dated December 1, 2000 and amended on November 20, 2003 and August 1, 2004.

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

_________________

* Filed herewith.