Form 10-K
period 2004-12-31
INKINE PHARMACEUTICAL CO INC
filed 2005-03-09
CIK 929547

Click here to Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-24972

INKINE PHARMACEUTICAL COMPANY, INC.

(Exact name of registrant as specified in its charter.)

New York	13-3754005

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1787 Sentry Parkway West Building 18, Suite 440 Blue Bell, Pennsylvania	19422

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (215) 283-6850

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES    NO

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $194,159,000.  Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Small Cap Market of The Nasdaq Stock Market on June 30, 2004.  For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers.  In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant’s common stock outstanding as of March 8, 2005 was 49,092,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2005 annual meeting of shareholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

Click here to Cover

INKINE PHARMACEUTICAL COMPANY, INC.

-i-

Back to Index

PART I

ITEM 1.	BUSINESS.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements included in this report relate to our beliefs regarding litigation exposure, our settlement and our agreement with the undisclosed third-party, our strategy with respect to in-licensing or acquiring additional pharmaceutical products or businesses, the timing and types of clinical trials we will need to conduct for our products and product candidates, our reimbursement strategy, our expectation for pending patent applications and patent protection, our expectations and plans regarding marketing of our products outside of the United States, our expectations for gross profits of and expenditures related to Visicol for 2004, the adequacy of our financial resources, our capital expenditures for 2004, our planned marketing and sales efforts in 2005, our product development expenses, our investment portfolio and market risk exposure, our planned expansion of our warehouse space and associated increase in rent and other statements regarding matters that are not historical facts.  These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	our limited history of profitability;

•	our dependence on Visicol;

•	our ability to manage rapid growth;

•	the high cost and uncertainties relating to clinical trials;

•	market conditions and technological innovation;

•	the unpredictability of the duration and results of clinical trials and regulatory review;

•	other risks and uncertainties discussed under the caption “Certain Risks Related to Our Business” and elsewhere in this report; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission, or SEC.

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

Back to Index

OVERVIEW

We are a specialty pharmaceutical company focused on acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders. Our development strategy has been to acquire late-stage drug candidates with short expected time lines to commercialization.  We currently market and sell two pharmaceutical products, Visicol®, and IB-Stat®. We are also studying Visicol for the treatment of constipation.  These products are described below in the “Marketed Products” section.  In addition to our marketed products, we are studying INKP-102 as a next generation purgative product.  This product candidate is described below in the “Research and Development” section.

The following table outlines our product pipeline from which we intend to focus the majority of our research, development, marketing and sales efforts at least through calendar year 2005 and also sets forth the current development status of our products and product candidate in each targeted therapeutic indication:

Product	Therapeutic Indications		Development Status

Visicol	•	Colon cleansing prior to colonoscopy	FDA approved; marketed product

	•	Constipation	Post marketing study completed Phase IV completed Phase II expected to commence in the first half of 2005

INKP-102 (next generation purgative)	•	Colon cleansing prior to colonoscopy	Phase II completed Phase III completed, NDA submission expected in the first half of 2005

IB-Stat	•	Symptoms associated with IBS	Marketed product
	•	Reduction of bowel motility during certain diagnostic procedures

MARKETED PRODUCTS

We currently market and sell two pharmaceutical products listed below:

Visicol (brand of sodium phosphate tablets) is the first and only tablet purgative preparation that is currently indicated for bowel cleansing prior to colonoscopy.

Background and Statistics.  According to the American Cancer Society, 2005 Cancer Facts and Figures, colorectal cancer is the third most common cancer in the United States, with approximately 145,290 new cases and 56,290 deaths expected in 2005. Additionally, 90% of cases diagnosed are in patients over 50. Although the five-year case fatality rate is 38%, if the disease can be diagnosed in an earlier localized stage, the survival rate approaches 90%. However, only 39% of colorectal cancers are diagnosed at this stage, mostly due to the low rates of screening.

The American Cancer Society’s published guideline for colon cancer screening recommends periodic screening for everybody over the age of 50 years. More intensive screening, often starting before age 50, is recommended for various groups at high risk of colon cancer, including people with a family or personal history of colon cancer. Although colonoscopy is one of several methods used to screen for colon cancer, colonoscopy is considered to be the “gold standard” for colon cancer screening. Several large, recently published studies showing that colonoscopy is better at detecting cancer than several other common screening methods have strengthened this belief. Colonoscopy is also widely used as a follow up screening tool in most patients who have had suspicious findings with other screening methods.

Based on IMS Health data, we estimate that approximately 3.4 million prescriptions were filled for purgative preparations during 2004.  In spite of the growing number of procedures, patient concerns about the procedure and intolerance to current liquid bowel preparations have deterred patients from seeking a colonoscopy screening. This helps explain why, based on a 2003 Centers for Disease Control and Prevention study, in 2001,

Back to Index

only 50% of the 77 million Americans older than age 50 had received colorectal cancer testing within the recommended screening periods.

Cleansing the colon with a purgative agent is necessary prior to colonoscopy to get a clear view of the colon’s lining. Ineffective cleansing can result in poor visualization, which in turn can reduce the accuracy of the colonoscopy. Patient intolerance to the liquid bowel preparation methods has become an impediment to the initiation of colon screening. Nausea, vomiting, bloating, abdominal pain and taste are often the unpleasant aspects of the currently available liquid preparations. In a recently published study in The American Journal of Gastroenterology, bowel preparation was found to be the most commonly cited deterrent by patients to undergoing colonoscopy screening. This study cited a tablet bowel preparation as the most preferred alternative to liquid preparations.

Competition. The most commonly prescribed bowel preparations, other than Visicol, are administered in liquid form. The most frequently used liquid bowel preparations in the United States contain either polyethylene glycol salt solution (PEG) or sodium phosphate. There are five dominant prescription products which use PEG: Halflytely®, NuLYTELY® and Golytely® which are manufactured by Braintree Laboratories, Inc., and Colyte® and Trilyte™, which are manufactured by Schwarz Pharma, Inc. These products require the ingestion of two to four liters of PEG, which tastes salty and is viscous. Sodium phosphate diluted in clear liquid (Fleet’s Phospho-soda, manufactured by C.B. Fleet Company, Inc.) has also been used as an alternative. While the patient must ingest approximately one liter of liquid for effective colonic cleansing, the extremely salty taste of the sodium phosphate solution frequently causes nausea and vomiting.

Summary of Clinical Data. Clinical trials have shown that Visicol tablets provide effective colon cleaning with a significantly better side-effect profile than a frequently prescribed liquid PEG bowel preparation, and that patients tolerate Visicol better than a frequently prescribed liquid PEG bowel preparation. Study patients taking Visicol reported significantly less nausea, vomiting and bloating compared to patients taking the frequently prescribed PEG. In addition, Visicol is virtually taste free and can be taken with water, ginger ale, lemonade or any other clear liquid. In our clinical studies, over 92% of patients who took Visicol were able to complete the entire preparation, as compared to 56% of patients who took the liquid bowel preparation. Over 90% of patients using Visicol in the same study reported that they would take Visicol again as a bowel preparation for a future colonoscopy.

FDA Approval and New Formulation. In September 2000, we received notification that Visicol was approved for marketing as a preparation for colonoscopy. Following this notification, we immediately commenced marketing and sales efforts and in January 2001, we began shipping Visicol to our customers. During 2001, gastroenterologists reported the visualization of microcrystalline cellulose (MCC) in some patients receiving Visicol tablets. MCC is a commonly used, inert, but highly insoluble substance that binds and fills Visicol tablets. The presence of MCC may lengthen the colonoscopy procedure and therefore deterred some gastroenterologists from prescribing Visicol.

We adopted three strategies for overcoming the issue of MCC visualization during colonoscopy. First, in October 2001, we conducted a Phase IV clinical study, which showed that Visicol’s efficacy at a reduced dosing regimen (20% and 30% less tablets and clear liquid volume) was comparable to the labeled dose, with significantly reduced MCC visualization. Secondly, in March 2002, the FDA approved a supplemental new drug application (SNDA) for a new formulation of Visicol containing approximately 50% less MCC. In May 2002, we began shipping this new formulation to customers.  Lastly, during 2003 we developed and filed a provisional patent application with the U.S. Patent and Trademark office for a MCC-free new generation purgative tablet (INKP-102). This product candidate is further described below in the “Research and Development” section.

Since our launch of the MCC-free formulation, physician groups and university centers have conducted a number of independent studies to determine patient preference of bowel preparations. One study, conducted in October 2002 at Rush Medical College in Chicago, Illinois, compared Visicol tablets to a liquid PEG product. The study demonstrated that 92% of patients taking Visicol tablets would take the preparation again compared to only 12% of patients who took the liquid PEG solution. Additionally, 66% of patients who took the liquid PEG solution would prefer to take Visicol tablets. Visicol has been prescribed over 1,200,000 times since its introduction in 2001.

Back to Index

Another similar study, conducted by a clinical faculty member of the University of Pittsburgh and presented at the American College of Gastroenterology’s annual meeting in October 2003, compared Visicol to both a liquid PEG solution and liquid sodium phosphate solution. The study concluded that Visicol and the liquid PEG solution cleansed better than the liquid sodium phosphate solution, there was significantly less vomiting with Visicol, there was a numerical trend towards less nausea and cramping with Visicol, and more patients were able to complete the Visicol preparation compared to the liquid preparations.

Finally, in April 2003, the American Society for Gastrointestinal Endoscopy cited sodium phosphate tablets (Visicol) as one of three widely accepted bowel preparations for colonoscopy. The guidelines state that “when compared with the polyethylene glycol-based preparation, sodium phosphate tablets demonstrate similar efficacy in cleansing of the colon, better patient tolerance, and fewer gastrointestinal side effects.” Additionally, the guidelines state that “sodium phosphate tablets have been developed providing the same dose of salts as found in liquid solution without the unpleasant taste.”

Additional Indications. We believe that Visicol may be effective as a laxative for constipation. The total U.S. market for constipation remedies in 2004 was approximately $1.0 billion, of which approximately $300 million is prescription drugs. 90% of the prescription drug market is comprised of two products. The most frequently prescribed prescription laxative, which entered the market in 1999, generated sales of over $120 million for the twelve months ending September 30, 2004. We believe that Visicol, administered in smaller doses than for bowel preparation, may prove to be an effective laxative that may compare favorably to existing products.

During 2004, we completed a Phase IV study of Visicol tablets in patients with functional constipation or constipation predominant Irritable Bowel Syndrome (IBS). The study demonstrated nearly 100% effectiveness in increasing the number of bowel movements per week while significantly reducing the associated symptoms of constipation. The results showed that the lowest dose of Visicol studied was well tolerated and produced a rapid and sustained laxative effect in patients with chronic constipation.  We intend to use doses in the range of two to eight tablets in a Phase II placebo controlled study.

IB-Stat (brand of hyoscyamine sulfate oral spray) is used for the treatment of symptoms associated with IBS and other diagnostic procedures. IB-Stat is an acute antispasmodic product that is available for absorption more rapidly than solid dose formulations.

Background and Statistics.  IBS is a functional gastrointestinal disorder most commonly diagnosed in people in their 20’s to 40’s.  A functional disorder does not show any evidence of an organic or physical disease, and the cause of a functional gastrointestinal disorder does not show up in a blood test or an x-ray. The disorders are diagnosed based on symptoms, and often require tests to rule out the likelihood of another disease.

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

While IBS may cause pain and discomfort, it is not a life-threatening disease. The life expectancy of patients with IBS is no different than that of the general population.  According to the International Foundation for Functional Gastrointestinal Disorders, IBS affects 15-20% of adults and is the most commonly presented gastrointestinal illness seen by physicians in primary care or gastroenterology.  While it is estimated that only 30% of people with IBS seek medical assistance, these people account for 12% of primary care visits.  Even

Back to Index

more compelling is the fact that IBS is the most common reason for referral to gastroenterologists, constituting 20-50% of referred patients.

Treatment of IBS.   Typical IBS treatment entails eliminating or diminishing stressful situations, managing the patient’s response to stress, modifying the diet and using drugs to reduce the colonic spasm.  To modify the diet physicians often use high fiber diets and often recommend a fiber supplement.  Fiber supplements are often used for both constipation and diarrhea symptoms of IBS.

Drug treatment is administered to reduce abdominal pain, diarrhea and constipation.  Anticholinergic agents also called antispasmodic agents are very effective when given before or at the onset of acute attacks of pain or before meals.  Antispasmodics produce their effect by blocking the autonomic nervous system signals at the smooth muscle of the intestine. Other agents including loperamide (Imodium®) can be used for diarrhea-predominant symptoms.

RESEARCH AND DEVELOPMENT

We are currently developing one pharmaceutical product candidate listed below:

INKP-102. We have filed a provisional United States patent application for a new generation of purgative products. The invention covers several highly soluble colonic purgative formulations in solid dosage forms that can be used to soften stool, promote laxation and/or induce complete purgation. If a patent issues, the new product candidate would be protected for a significant period beyond the 2013 patent expiration of our current product, Visicol. Clinical batches of this new product candidate have been manufactured and formulated to yield smaller tablets that may be easier to ingest. Additionally, the new product candidate does not contain any MCC. We have conducted clinical studies using alternative dosing regimens that utilize fewer tablets and less liquid volume than Visicol.  During 2004, we completed a Phase II and enrollment of a Phase III clinical trial for INKP-102’s use as a purgative.  The FDA had previously reviewed the Phase III study protocol under the Agency’s “Special Protocol Assessment” procedure, and indicated to us in a formal fashion that a single Phase III study together with a single Phase II study and a Phase I study in healthy volunteers could support the approval of INKP-102.  We intend to complete the Phase I and III studies and apply for FDA approval of this new product candidate during the first half of 2005.

Colirest. Preliminary analysis of interim efficacy data from 65 patients in a Phase IIb Crohn’s disease study demonstrated a numerical trend favoring high dose therapy over placebo, but not to the extent that we believe would warrant the additional costs associated with seeking a marketing partner to further the development of Colirest. We have returned our Colirest patents to the Licensor.

PROPRIETARY RIGHTS

Rights to Visicol were obtained through our agreement with the ALW Partnership pursuant to which we obtained an exclusive worldwide license, in perpetuity (subject to expiration of underlying patents and rights of termination in the event of breach by a party), to develop, use, market, sell, manufacture, have manufactured and sub-license, in the field of colonic purgatives or laxatives, the field of use, Visicol along with ALW Partnership’s body of proprietary technical information, trade secrets and related know-how. A U.S. patent Non-Aqueous Colonic Purgative Formulations (covering any solid form of administration of sodium phosphate for use as a colonic cleansing agent or as a laxative) was issued in April 1997. Patents covering the use of Visicol to induce purgation of the colon have been granted in Europe and Canada. In December 2000, the U.S. Patent and Trademark Office issued to us a patent for numerous other solid-dose colonic cleansing agents.  A similar patent has also been granted to us in Canada. Our rights under the ALW License automatically extend to improvements developed by us and/or the ALW Partnership that are derivative of Visicol.  In addition, we have a right of first refusal with respect to any new products which relate to the field of use, whether or not they are derivatives of Visicol.  In November 2004, we filed a U.S. patent application for a new generation purgative product (INKP-102). This invention covers several highly soluble colonic purgative formulations in solid dosage forms that can be used to soften stool, promote laxation and/or induce complete purgation.

Back to Index

MANUFACTURING

We do not have the resources, facilities or capabilities to manufacture any of our products or product candidate.  We have no current plans to establish a manufacturing facility.  We expect that we will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of our products or product candidate in accordance with regulatory standards.

Contract manufacturers may utilize their own technology, technology developed by us, or technology acquired or licensed from third parties.  When contract manufacturers develop proprietary process technology and have ownership of the Drug Master File (DMF), our reliance on such contract manufacturers is increased, and we may have to obtain a license from such contract manufacturers to have our products manufactured by another party.  Technology transfer from the original contract manufacturer may be required.  Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary DMF held by a contract manufacturer.  FDA approval of the new manufacturer and manufacturing site would also be required.

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

We have contracted with an appropriate secondary manufacturer of Visicol and an appropriate manufacturer to produce INKP-102.  These manufacturers have not yet been approved by the FDA.  We have contracted with Cardinal Health Packaging Services and Fisher Clinical Services, Inc. to package Visicol on our behalf.  These packaging facilities have been FDA approved for the packaging of Visicol.  We have contracted with Morton Grove Pharmaceuticals, Inc. to manufacture IB-Stat. Morton Grove’s manufacturing facility has been inspected by the FDA.

MARKETING AND SALES

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

COLLABORATIVE ARRANGEMENTS AND RESEARCH AND LICENSE AGREEMENTS

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

Back to Index

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

In December 2003, we entered into a one-year non-exclusive promotion agreement with Sigma-Tau Pharmaceuticals, Inc., a subsidiary of Sigma-Tau International SA of Rome, Italy.  Under the agreement, our U.S. gastrointestinal sales force promoted Sigma-Tau’s VSL#3® in the second sales position behind Visicol.  During 2004, we received approximately $1.38 million during the first eleven months of the one-year agreement.  This agreement expired on January 31, 2005.

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

In order to obtain FDA approval of a new drug product, we must submit proof of safety and efficacy. Such proof entails extensive and time-consuming preclinical and clinical testing.  The results of preclinical studies are submitted to the FDA as part of an investigational new drug application (IND).  Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Once the IND is reviewed, human clinical trials may be conducted.  Human clinical trials are typically conducted in three sequential phases, but the phases may overlap.  Phase I trials consist of testing the product in a small number of patients or healthy volunteer subjects primarily for safety at one or more doses.  During Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites.  A clinical plan, or “protocol,” accompanied by the approval of the Institutional Review Board reviewing and monitoring the trials, must be submitted to the FDA prior to commencement of each clinical trial. Various reports must be submitted to the FDA during the course of the trials, and the FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

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

Back to Index

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

COMPETITION

We have products that compete in two very competitive segments of the pharmaceutical industry. Our products and product candidate include: (i) purgative and laxative agents for cleansing the colon or relieving constipation, which includes Visicol and, if approved, INKP-102; and (ii) antispasmodics, which include IB-Stat.  We are likely to encounter significant competition with respect to Visicol, INKP-102, if approved, and IB-Stat, including such competitors as:

•	Braintree Laboratories, Inc., Schwarz Pharma Inc., C.B. Fleet Company, Inc. and Novartis Pharmaceuticals Corporation with respect to Visicol and INKP-102, and

•	Schwarz Pharma Inc., Eli Lily and Company and Bedford Laboratories with respect to IB-Stat.

Most of these entities have substantially greater financial, technical, manufacturing, sales, marketing, distribution and other resources.  We may also face competition from companies using different or advanced technologies that could render our products obsolete.

AVAILABLE INFORMATION

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act electronically with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We maintain a web site on the World Wide Web at http://www.inkine.com.  We make available free of charge through the Investor Relations/Corporate Governance section of our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.  The material on our web site is not part of our Annual Report on Form 10-K.  You may also obtain a free copy of these reports and amendments by contacting our corporate offices, by calling investor relations at (215) 283-6850 or by sending an e-mail message to info@inkine.com.

EMPLOYEES

As of December 31, 2004, we had 62 full-time employees.  No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

Back to Index

CERTAIN RISKS RELATED TO OUR BUSINESS

You should carefully consider the risks described below, in addition to the other information contained in this report, before making any investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks related to our operations

We have achieved profitability for the twelve-months ended December 31, 2004.  If we do not maintain our profitability or if we incur losses in the future, then the value of our common stock is likely to fall.

Our first sale of Visicol occurred in January 2001 and our first sale of IB-Stat occurred in June 2002. We have a significant accumulated deficit and have incurred losses and negative cash flow from operations in each year from our inception on July 1, 1993 through December 31, 2003. We achieved profitability and positive cash flow from operations for the first time for the year ended December 31, 2004. Visicol, INKP-102 and IB-Stat are in various stages of marketing or development and require significant research, development and testing. Visicol provides substantially all of our revenues. Our continued success and growth is primarily dependent on the performance of Visicol and the sale of newly acquired or developed products. If we are unsuccessful in achieving increased revenues through the sale of Visicol or through the sale of newly acquired or developed products, we will not be able to operate profitably in the future. Our common stock is likely to decrease in value if we fail to maintain profits or if the market believes that we are unable to maintain profits.

Our success and revenue currently depend on Visicol and if we do not continue to successfully market Visicol, our revenue might not grow, which could cause our stock price to decline.

We market sodium phosphate tablets in the United States under the brand name Visicol, and if approved by the FDA, we intend to market INKP-102 in the United States. Our prospects over the next three to five years are substantially dependent on the successful commercialization of Visicol and INKP-102. We expect to engage in expensive advertising, educational programs and other means to market our current and future products. The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

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

We have experienced significant growth in the number of our employees and the scope of our operations.  Since the May 2002 re-launch of Visicol in the United States, we have grown from 13 employees on May 31, 2002 to approximately 62 on December 31, 2004. This growth has placed a significant strain on our management and operations. Our continued growth might place further strains on our management and operations. Our ability to manage growth effectively will depend upon our ability to broaden our management

Back to Index

team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our employee base.

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

We are subject to significant product liability risks relating to the sale, manufacturing and further testing of the products on the market and the ones we are developing. These risks include:

•	our products could cause undesirable side effects or injury;

•	our product candidate could cause undesirable side effects or injury during clinical trials; and

•	we may agree to reimburse others that incur liability relating to our products and product candidate.

We currently maintain insurance for product liability claims in the amount of $10,000,000 per occurrence and $10,000,000 in the aggregate. We have no way of knowing if these amounts will be adequate to cover any product liability claims filed against us. If we do not or cannot maintain adequate insurance coverage, we may incur a significant liability if a product liability claim arises. Moreover, actual or alleged undesirable side effects or injuries related to our products or product candidate may interfere with the commercialization of our products and the development of our product candidate.

If we do not develop and maintain relationships with manufacturers, then we may not successfully manufacture and sell our products.

We do not possess the capabilities, resources or facilities to manufacture Visicol, INKP-102 or IB-Stat. We must contract with manufacturers to produce Visicol, INKP-102 and IB-Stat according to government regulations. Our future development and delivery of our marketed products and our product candidate depends

Back to Index

on the timely, profitable and competitive performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our marketed products and our product candidate. We may fail to contract with the necessary manufacturers or we may contract with manufacturers on terms that may not be entirely acceptable to us. Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process.

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

We have contracted with Pharmaceutical Manufacturing Research Services, Inc. (PMRS), a manufacturing development company, to supply commercial quantities of Visicol in a manner that meets FDA requirements. Our contract with PMRS will expire at the end of 2005. The FDA has approved the manufacturing processes of PMRS. Any failure by PMRS to maintain compliance with FDA standards could result in its loss of “approved status” and could significantly harm our business since we do not have an approved secondary manufacturer for Visicol. We are currently working with an appropriate secondary manufacturer of Visicol to obtain FDA approval.

We have contracted with Cardinal Health Packaging Services to package Visicol in a manner that meets FDA requirements. The FDA has approved this facility for the packaging of Visicol. In the event that Cardinal Health Packaging Services were unable to package Visicol for us, the FDA has also approved Fisher Clinical Services, Inc. for packaging of Visicol.

We are currently working with Wellspring Pharmaceutical Corporation (Wellspring) to manufacture and package INKP-102 in a manner that meets FDA requirements. The FDA has not yet approved the manufacturing processes and facility for packaging at Wellspring. If the FDA does not approve the manufacturing processes and facility for packaging at Wellspring we will not be able to market and sell INKP-102.

If the owners of technology licensed to us terminate our license agreement, then these owners could prevent us from developing, manufacturing or selling the product covered by this license.

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

We have products that compete in two very competitive segments of the pharmaceutical industry. Our products and product candidate include: (i) purgative and laxative agents for cleansing the colon or relieving constipation, which includes Visicol and, if approved, INKP-102; and (ii) antispasmodics, which include IB-Stat.  We are likely to encounter significant competition with respect to Visicol, INKP-102, if approved, and IB-Stat, including such competitors as:

•	Braintree Laboratories, Inc., Schwarz Pharma Inc., C.B. Fleet Company, Inc. and Novartis Pharmaceuticals Corporation with respect to Visicol and INKP-102, and

•	Schwarz Pharma Inc., Eli Lily and Company and Bedford Laboratories with respect to IB-Stat.

Back to Index

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

In 2004, we filed a U.S. patent application for a new generation of purgative products. The invention covers several highly soluble colonic purgative formulations in solid dosage forms that can be used to soften stool, promote laxation and/or induce complete purgation. There is no assurance that this patent will issue.

IB-Stat is not patentable.

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

Our patent or other proprietary rights related to our products might conflict with the current or future intellectual property rights of others. We have not conducted a search to determine if there are any other patents that could cover Visicol and  INKP-102. Litigation or patent interference proceedings, either of which could result in substantial cost to us, might be necessary to defend any patents to which we have rights and our other proprietary rights or to determine the scope and validity of other parties’ proprietary rights. The defense of patent and intellectual property claims is both costly and time-consuming, even if the outcome is favorable to us. Any adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling our product. We might not be able to obtain a license to any third-party technology that we require to conduct our business, or, if obtainable, that technology might not be available at a reasonable cost.

Our actual financial results might vary from what we anticipate.

Our actual financial results might vary from what we anticipate, and these variations could be material. Our annual and quarterly reports contain various forecasts. These forecasts reflect numerous assumptions

Back to Index

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

Development, manufacture and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our products. Our clinical studies of Visicol for constipation, INKP-102 for colon cleansing prior to colonoscopy, or any other product or product candidate might be delayed or halted for various reasons, including:

•	the drug is not effective;

•	patients experience severe side effects during treatment;

•	patients do not enroll in the studies at the rate we expect;

•	drug supplies are not sufficient to treat the patients in the studies;

•	we decide to modify the drug during testing; or

•	we do not have adequate funds to continue the testing.

If the FDA approves new indications for Visicol, its approval will be limited to those indications for which the product has been shown to be safe and effective, as demonstrated to the FDA’s satisfaction through clinical studies. Approval might entail ongoing requirements for post-marketing studies. Even if we obtain regulatory approval, labeling and promotional activities are subject to continual scrutiny by the FDA, the Office of the Proprietor General and state regulatory agencies and, in some circumstances, the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. Marketing an approved product for a new use requires a separate approval by the FDA. These regulations and the FDA’s interpretation of them might impair our ability to effectively market our products.

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

Back to Index

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

IB-Stat is the combination of a marketed drug (hyoscyamine sulfate) and a widely used delivery system. Hyoscyamine sulfate was a marketed product prior to 1962. Although we have not obtained FDA approval for IB-Stat, the FDA allows certain products that were marketed prior to 1962 to continue to be marketed without an approved NDA. There is no guarantee that the FDA will continue to allow hyoscyamine sulfate or any other pre-1962 marketed products to continue to be marketed. In addition, the FDA could determine that hyoscyamine sulfate is unsafe or that additional data needs to be submitted to the FDA in order to determine the drug’s safety and efficacy. The FDA could also determine that IB-Stat is not similar enough to the pre-1962 marketed hyoscyamine sulfate, and as a result cannot be marketed without an FDA approved NDA.

If we do not obtain required approvals from the government, then we may not successfully market or sell our product candidates.

The FDA requires multiple stages of tests, known as Phase I, II and III clinical trials, on most pharmaceutical products. In addition, the FDA must confirm that drug manufacturers comply with applicable federal regulations. The process to obtain government approval of a pharmaceutical product takes many years and requires substantial resources.

The FDA may delay or halt the clinical development of our product candidates at any stage, or may deny us approval to market a product. If the FDA takes any of these adverse actions, we may delay or stop the development of a product or may be unable to sell the product.   The process of obtaining FDA approval is expensive, time-consuming and often filled with unexpected hurdles. Even if we receive approval of a product candidate, the FDA may limit and restrict the drug’s use and may subject our products to continuous review. If we fail to comply with any applicable regulatory requirement, the FDA could impose penalties on us, including:

•	warning letters;

•	fines;

•	withdrawal of regulatory approval;

•	product recalls and suspensions;

•	operating restrictions;

•	injunctions; and/or

•	civil penalties and criminal prosecution.

Certain of the foregoing penalties could have an immediate negative financial impact on our business, significantly harm our reputation, have a material adverse effect on our business operations and significantly reduce our future sales and profits.

We are developing INKP-102 as a compound for colon cleansing prior to colonoscopy and are studying Visicol for use in treating patients with chronic constipation.  We may never receive FDA approval for these compounds in these indications and without FDA approval we cannot market or sell these compounds for use in these indications. For example, in 2004 when analysis of efficacy data from 65 patients in a Phase IIb

Back to Index

Crohn’s disease study demonstrated a numerical trend favoring high dose therapy over placebo, but not to the extent that we believed would warrant the additional costs associated with seeking a marketing partner to further the development of Colirest, we returned our Colirest patents to the Licensor.

Risks related to our common stock outstanding

If the holders of our outstanding options and warrants exercise them and subsequently sell the common stock they receive upon exercise, then the market price of the common stock may drop.

At December 31, 2004, we had approximately 8,771,000 options and warrants outstanding. Options and warrants give the holder the right to purchase shares of our common stock in the future for a predetermined price which may or may not be below the current market value of our common stock at the time the option or warrant is exercised. In addition, as of December 31, 2004, we had an additional 2,343,000 options available for issuance pursuant to our option plans. To date, option and warrant holders have exercised approximately 10,742,000 options and warrants in the aggregate at prices ranging from $.50 to $5.56. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop.

If our common stock continues to be volatile and thinly traded, then our shareholders may not be able to sell their shares when desired.

The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, as of December 31, 2004, the number of our shares theoretically available for sale in any one day is approximately 48,954,000 shares and our average daily trading volume for the year ended December 31, 2004 was approximately 316,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

If our settlement agreement with the class of InKine shareholders who have purportedly been denied preemptive rights does not settle or reach final judgment for damages, or our agreement with a third-party to fund the agreed upon settlement are insufficient to cover the amount of any settlement payment or judgment for damages, then the market price of our common stock may drop.

On March 15, 2004, we withdrew a public offering of six million shares of our common stock.  The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings.  On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years.  We have incurred $341,000 in expenses related to the withdrawn offering and $590,000 in legal costs related to preemptive rights and the related lawsuit. To date, we have received a $500,000 payment from a third-party as reimbursement for a portion of these costs.  On October 12, 2004, we entered into an agreement with an undisclosed third-party who will fund our settlement of damages and costs incurred in connection with the class action lawsuit.  We have also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders.  We do not anticipate that we or our insurance carriers will bear any costs in connection with the settlement arrangement.  Our settlement and the agreement with the undisclosed third-party are subject to a number of conditions, including final court approval.  At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval.  Accordingly, we have recognized a $200,000 charge for the year ended December 31, 2004 for unreimbursed legal costs incurred up to our insurance deductible.

Back to Index

ITEM 2.	PROPERTIES.

We occupy an aggregate of approximately 8,000 square feet of space in Blue Bell, Pennsylvania, which is used as office space.  We lease this space pursuant to a lease expiring in November 2005, which provides for minimum annual rent payments of approximately $180,000 for the remaining term of the lease.  We expect that we will either renew or enter into a new lease agreement for office space during 2005.  We currently lease approximately 1,600 square feet, in Norristown, Pennsylvania, which is used as warehouse space.  In April 2005, we plan to expand our warehouse space to 3,200 square feet.  We lease this space pursuant to a lease expiring in March 2006, which provides for minimum annual rent payments of approximately $18,000 for the remaining term of the lease, and we anticipate that it would provide for minimum annual rent payments of approximately $31,500 for the remaining term of the lease after our planned expansion.

ITEM 3.	LEGAL PROCEEDINGS.

On March 15, 2004, we withdrew a public offering of six million shares of our common stock.  The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings.  On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years.  We have incurred $341,000 in expenses related to the withdrawn offering and $590,000 in legal costs related to preemptive rights and the related lawsuit. To date, we have received a $500,000 payment from a third-party as reimbursement for a portion of these costs.  On October 12, 2004, we entered into an agreement with an undisclosed third-party who will fund our settlement of damages and costs incurred in connection with the class action lawsuit.  We have also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders.  We do not anticipate that we or our insurance carriers will bear any costs in connection with the settlement arrangement.  Our settlement and the agreement with the undisclosed third-party are subject to a number of conditions, including final court approval.  At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval.  Accordingly, we have recognized a $200,000 charge for the year ended December 31, 2004 for unreimbursed legal costs incurred up to our insurance deductible.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Back to Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NASDAQ Small Cap Market under the symbol “INKP.”  The quarterly range of high and low closing sales prices of our common stock, as reported on the Nasdaq Stock Market, are shown below.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2004	High	Low

1st Quarter	$6.56	$4.35
2nd Quarter	$5.68	$3.70
3rd Quarter	$5.08	$3.52
4th Quarter	$5.80	$4.87

Year Ended December 31, 2003	High	Low

1st Quarter	$1.90	$1.37
2nd Quarter	$3.50	$1.77
3rd Quarter	$4.68	$2.98
4th Quarter	$5.85	$4.08

Dividends

We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future.  It is the present intention of the Board of Directors to retain all earnings, if any, to finance the development of our business.

Number of Holders of Common Stock

At March 8, 2005 there were approximately 524 shareholders of record.

Back to Index

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data.  The selected financial data is derived from, and is qualified by reference to, our financial statements accompanying this report (amounts expressed in thousands, except per share amounts).

	Years Ended December 31,

	2004	2003	2002	2001	2000

					(unaudited)
Statement of Operations Data:
Product revenue	$20,702	$14,383	$7,488	$4,338	$—
Other revenue	1,408	49	64	523	—

Revenue	22,110	14,432	7,552	4,861	—
Cost of goods sold	(2,935)	(2,242)	(1,724)	(1,881)	—

Gross profit	19,175	12,190	5,828	2,980	—
Costs and expenses:
Research and development	5,011	1,822	3,259	5,361	9,397
Sales and marketing	7,599	5,873	6,003	8,944	1,457
General and administrative	3,347	2,585	2,249	3,689	5,509
Withdrawn public offering and litigation	200	—	—	—	—

Income (loss) from operations	3,018	1,910	(5,683)	(15,014)	(16,363)
Interest income	124	51	116	475	726
Interest and other expense	(36)	(665)	(877)	(645)	(47)
Debt conversion inducement, non-cash accretion and non-cash premium	—	(2,822)	(3,916)	(74)	—
Income taxes	—	—	—	—	—

Net income (loss)	$3,106	$(1,526)	$(10,360)	$(15,258)	$(15,684)

Net income (loss) per share – basic and diluted	$0.06	$(0.04)	$(0.30)	$(0.45)	$(0.50)

Weighted average shares outstanding:
Basic	48,666	42,839	34,965	34,285	31,586
Diluted	53,634	42,839	34,965	34,285	31,586

	As of December 31,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Cash and investments	$13,053	$10,442	$12,151	$12,166	$11,520
Working capital	14,001	10,451	5,122	6,908	9,865
Total assets	17,384	13,297	14,079	13,865	13,400
Convertible notes	—	—	11,657	9,801	—
Accumulated deficit	(68,820)	(71,926)	(70,400)	(60,040)	(44,782)
Shareholders’ equity (deficit)	14,368	10,629	(6,211)	(1,887)	11,025

Back to Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Certain Risks Related to Our Business” and our audited financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

OVERVIEW

We are a specialty pharmaceutical company focused on acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders.  Our development strategy has been to acquire late-stage drug candidates with short expected time lines to commercialization. We currently market and sell two pharmaceutical products, Visicol and IB-Stat. We are also studying Visicol for the treatment of constipation.  In addition to our marketed products, we are studying INKP-102 as a next generation purgative product.

The following table outlines our current product pipeline from which we intend to focus the majority of our research, development, marketing and sales efforts at least through calendar year 2005 and also sets forth the current development status of our products and product candidate in each targeted therapeutic indication:

Product	Therapeutic Indications		Development Status

Visicol	•	Colon cleansing prior to colonoscopy	FDA approved; marketed product

	•	Constipation	Post-marketing study completed Phase IV completed Phase II expected to commence in the first half of 2005

INKP-102 (next generation purgative)	•	Colon cleansing prior to colonoscopy	Phase II completed Phase III completed, NDA submission expected in the first half of 2005

IB-Stat	•	Symptoms associated with IBS	Marketed product
	•	Reduction of bowel motility during certain diagnostic procedures

In September 2000, we received notification that our flagship product, Visicol, was approved for marketing as a preparation for colonoscopy. Following this notification, we immediately commenced marketing and sales efforts and in January 2001, we began shipping Visicol to our customers. During 2001, gastroenterologists reported the visualization of MCC in some patients receiving Visicol tablets. MCC is a commonly used, inert, but highly insoluble substance that binds and fills Visicol tablets. The presence of MCC may lengthen the colonoscopy procedure and therefore deterred some gastroenterologists from prescribing Visicol.

We adopted three strategies for overcoming the issue of MCC visualization during colonoscopy. First, in October 2001, we conducted a Phase IV clinical study, which showed that Visicol’s efficacy at a reduced dosing regimen (20% and 30% less tablets and clear liquid volume) was comparable to the labeled dose, with significantly reduced MCC visualization. Secondly, in March 2002, the FDA approved a supplemental new drug application (SNDA), for a new formulation of Visicol containing approximately 50% less MCC. In May 2002, we began shipping this new formulation to customers. Lastly, during 2003 we developed and in 2004 we filed a patent application with the U.S. Patent and Trademark Office for an MCC-free new generation purgative tablet (INKP-102). We have conducted clinical studies using alternative dosing regimens that utilize fewer tablets and less liquid volume than Visicol.  During 2004, we completed a Phase II and enrollment of a Phase III clinical trial for INKP-102’s use as a purgative.  The FDA had previously reviewed the Phase III study protocol under the Agency’s “Special Protocol Assessment” procedure, and indicated to us in a formal fashion that a single Phase III study together with a single Phase II study and a Phase I study in healthy volunteers could support the approval of INKP-102.  We intend to complete the Phase I and III studies and apply for FDA approval of this new product candidate during the first half of 2005.

Back to Index

Revenues

We derive substantially all of our revenues from the sale of Visicol in the United States. Our revenues in any period are primarily a function of the number of Visicol tablets prescribed. At this time, Visicol is labeled as a bowel preparation prior to colonoscopy. Colonoscopy in many cases is an elective procedure, used to screen the inner lining of the colon for cancerous polyps. There has historically been a seasonal trend in the U.S. market based on holiday schedules and vacation patterns. Our sales may fluctuate on a quarterly basis based on such seasonal fluctuations.

Our revenues are affected by a number of factors, including our ability to:

•	educate physicians on the benefits of prescribing Visicol;

•	manage purchasing practices of our customers, which include wholesalers and large retail chains;

•	train, equip and manage our sales professionals;

•	deliver our marketing message to target demographics; and

•	introduce Visicol’s use for new indications.

Expenses

Our expenses are primarily related to:

•	costs of goods sold;

•	research and development;

•	sales and marketing; and

•	general and administrative.

Our cost of goods sold consists of the costs to procure raw materials, manufacture pharmaceutical agents and package drug into commercial quantities. In addition to product costs, our cost of goods sold also includes royalties on in-licensed products and expenses to operate our distribution center.

Research and development costs primarily include personnel costs and costs to study future product candidates and product enhancements, conduct clinical trials, monitor product safety, maintain compliance with regulatory authorities, and develop manufacturing techniques.

Sales and marketing costs include the personnel costs and costs to train, manage and operate our gastrointestinal sales force along with developing marketing messages and campaigns to targeted physicians, patients and organizations to increase awareness of our products and their related indications.

General and administrative expenses include overhead costs associated with running a publicly traded specialty pharmaceutical company with commercial products and research initiatives, including such expenses as personnel costs, insurance costs, legal fees, accounting fees, and investor relations costs.

Critical Accounting Policies and Practices

In “Cautionary Advice Regarding Disclosures about Critical Accounting Policies” (SEC Release No.33-8040, December 12, 2001), the SEC advised companies to provide more information about a company’s most critical accounting policies, i.e., the specific accounting policies that have the most impact on a company’s results and require the most difficult, subjective or complex judgments by management. We have identified the following accounting policies that may constitute “critical accounting policies,” under the guidance provided by the release.

Back to Index

Revenue recognition

Revenue from sales of Visicol is recognized when, pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition,” all four of the following criteria are met: (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed and (iv) collection is reasonably assured. Product demand from our customers during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate inventory positions in the distribution channel. If we believe these levels are too high based on prescription demand, we may not accept purchase orders from or may not ship additional product to our customers until these levels are reduced. Provisions for sales discounts, and estimates for chargebacks, rebates and product returns are established as a reduction of product sales revenues at the time such revenues are recognized. We establish these revenue reductions as our best estimate at the time of sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves. For IB-Stat, we recognize revenue based on prescription data, net of estimated cash discounts. This practice will continue until such time data becomes available that indicates that the product has achieved adequate market acceptance and future product returns can be reasonably estimated. Revenue from service obligations is recognized when the services have been performed.  Additionally, in accordance with SAB 104, non-refundable, up-front payments where the Company has continuing involvement, are deferred and recognized over the estimated performance period.

Stock-based compensation

It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock option plans rather than Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had we applied SFAS No. 148, our net income for the year ended December 31, 2004 would have been less. Our net loss for each of the years ended December 31, 2003 and 2002 would have been greater.

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

Deferred taxes

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss (NOL) and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company’s ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change.  We have conducted a study and based on that study we believe that we have undergone an ownership change.  We believe that the annual limitation resulting from the ownership change will not limit on an overall basis our ability to utilize our NOL carryforwards in the future if we were to generate sufficient taxable income. Our NOL carryforwards and temporary differences represent a previously unrecognized tax benefit. Recognition of these benefits requires future income.  Because the attainment of future income is uncertain, we have established a valuation allowance for the entire amount of the net deferred tax asset.

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

We generated net income of $3,106,000 or $0.06 per share and a net loss of $1,526,000 or $0.04 per share for the years ended December 31, 2004 and 2003, respectively.  Our net income was largely a result of increased

Back to Index

product revenue, partially offset by increased operating expenses.  Our loss during the year ended December 31, 2003 was largely the result of charges arising from the conversion of our previously outstanding June 2005 convertible notes.

Product revenue was $20,702,000 and $14,383,000 for the years ended December 31, 2004 and 2003, respectively. Prescription levels for our lead product, Visicol, continue to grow, resulting in increased orders from wholesalers and large retail chains. Visicol prescriptions were approximately 490,000 for the year ended December 31, 2004, compared to 364,000 for the year ended December 31, 2003.  We believe the increased prescription levels have been fueled by increased market awareness and acceptance of Visicol.  In addition to our product revenue, we realized $1,408,000 in other revenue, for the year ended December 31, 2004, which was mostly attributable to our promotion agreement with Sigma-Tau Pharmaceuticals.

Our gross profit was $19,175,000 and $12,190,000 for the years ended December 31, 2004 and 2003, respectively. Our gross profit for product revenue was 86% for the year ended December 31, 2004, compared to 84% for the same period a year ago. Increases in gross profit and gross profit as a percent of sales for product revenue were the result of increased order volume, increased sales price per unit, decreased manufacturing and packaging costs per unit, and decreased distribution costs for Visicol. Included in cost of goods sold were both distribution and royalty costs totaling $1,090,000 and $665,000 for the years ended December 31, 2004 and 2003, respectively. Distribution cost included expenses related to warehousing, tracking and shipping of product to our customers. Royalty cost represented amounts due to the inventor of Visicol based on net product sales.

We incurred research and development expenses of $5,011,000 and $1,822,000 for the years ended December 31, 2004 and 2003, respectively. The significant increase was the result of development costs associated with the clinical studies of our next generation MCC-free purgative tablet, INKP-102.  During 2004, we spent approximately $3,027,000 and $385,000 on INKP-102 and Colirest, compared to $436,000, $165,000 and $353,000 on Visicol, INKP-102 and Colirest during 2003.  We also spent approximately $1,599,000 and $868,000 during 2004 and 2003, respectively, related to payroll and other indirect costs related to our research and development initiatives.

Sales and marketing costs of $7,599,000 and $5,873,000 were incurred for the years ended December 31, 2004 and 2003, respectively. During 2004, sales and marketing costs included expenses associated with our sales force, which consisted of approximately 45 territories with four district managers, along with marketing campaigns related to Visicol.  We had approximately 36 territories and three district managers during  2003.

General and administrative expenses were $3,347,000 and $2,585,000 for the years ended December 31, 2004 and 2003, respectively. The increase was the result of higher personnel, patent and insurance costs, along with an increase in legal and accounting fees associated with compliance with the Sarbanes-Oxley Act of 2002.

On March 15, 2004, we withdrew a public offering of six million shares of our common stock.  The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings.  On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years.  We have incurred $341,000 in expenses related to the withdrawn offering and $590,000 in legal costs related to preemptive rights and the related lawsuit. To date, we have received a $500,000 payment from a third-party as reimbursement for a portion of these costs.  On October 12, 2004, we entered into an agreement with an undisclosed third-party who will fund our settlement of damages and costs incurred in connection with the class action lawsuit.  We have also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders.  We do not anticipate that we or our insurance carriers will bear any costs in connection with the settlement arrangement.  Our settlement and the agreement with the undisclosed third-party are subject to a number of conditions, including final court approval.  At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval.  Accordingly, we have recognized a $200,000 charge for the year ended December 31, 2004 for unreimbursed legal costs incurred up to our insurance deductible.

During 2004, interest income was $124,000, compared to $51,000 in 2003.  The increase was a result of our

Back to Index

increased average cash and short-term investment balance.  Interest and other expense was $36,000 and $665,000 for the years ended December 31, 2004 and 2003, respectively.  The decrease in interest and other expense was the result of the June 2003 conversion of our long-term debt into shares of common stock.

During 2003, we incurred non-cash charges related to our previously outstanding June 2005 convertible notes of $2,822,000.

We have a calculated loss for tax purposes for the year ended December 31, 2004 and accordingly have not recognized any current income tax. For the year ended December 31, 2004, the primary difference between book income and our taxable loss was $4,468,000 in amortization of previously capitalized research and development costs. Because the attainment of future income is uncertain, we have established a valuation allowance for the entire amount of the net deferred tax asset.

Year ended December 31, 2003 compared to year ended December 31, 2002

We incurred losses of $1,526,000 or $0.04 per share and $10,360,000 or $0.30 per share for the years ended December 31, 2003 and 2002, respectively. Losses during the year ended December 31, 2003 were largely the result of charges arising from the conversion of our previously outstanding June 2005 convertible notes.  During the year ended December 31, 2003, we incurred $2,822,000 in debt conversion inducement, non-cash accretion and non-cash premium charges as compared to $3,916,000 during the year ended December 31, 2002 for charges related to our previously outstanding June 2003 convertible notes.  At December 31, 2003, we had no convertible notes outstanding.  Our income from operations was $1,910,000 for the year ended December 31, 2003, compared to a loss from operations of $5,683,000 for the year ended December 31, 2002.  The increase in operating income was largely the result of increased product revenue along with decreased operating expenditures.

Product revenue was $14,383,000 and $7,488,000 for the years ended December 31, 2003 and 2002, respectively. Prescription levels for our lead product, Visicol, increased, resulting in increased orders from wholesalers and large retail chains. Visicol prescriptions were approximately 364,000 for the year ended December 31, 2003, compared to 223,000 for the year ended December 31, 2002.  We believe that the increased prescription levels were fueled by increased market awareness and acceptance of Visicol.

Our gross profit was $12,190,000 and $5,828,000 for the years ended December 31, 2003 and 2002, respectively. Our gross profit for product revenue was 84% for the year ended December 31, 2003, compared to 77% for the same period a year ago. Increases in gross profit and gross profit as a percent of sales for product revenue were the result of increased order volume, increased sales price per unit, decreased manufacturing and packaging costs per unit, and decreased distribution costs for Visicol. Included in cost of goods sold were both distribution and royalty costs totaling $665,000 and $379,000 for years ended December 31, 2003 and 2002, respectively. Distribution cost included expenses related to warehousing, tracking and shipping of product to our customers. Royalty cost represented amounts due to the inventor of Visicol based on product sales.

We incurred research and development expenses of $1,822,000 and $3,259,000 for the years ended December 31, 2003 and 2002, respectively. The significant reductions were the result of lower development costs associated with Visicol, the internalization of the management of the ongoing Colirest clinical trial, partially offset by development costs associated with our next generation purgative, INKP-102. During 2003, we spent approximately $436,000, $165,000 and $353,000 on Visicol, INKP-102 and Colirest, respectively, compared to $534,000 and $1,916,000 on Visicol and Colirest, respectively, during 2002.  We also spent approximately $868,000 and $809,000 during 2003 and 2002, respectively, related to payroll and other indirect costs related to our research and development initiatives.

Sales and marketing costs of $5,873,000 and $6,003,000 were incurred for the years ended December 31, 2003 and 2002, respectively. During 2003, sales and marketing costs included expenses associated with our sales force, which consisted of approximately 36 sales representatives and three district managers, along with marketing campaigns related to Visicol.  We had approximately 30 territories and two district managers in 2002.  We also incurred approximately $2,600,000 in expenses related to our former co-promotion agreement with Procter & Gamble Pharmaceuticals for the year ended December 31, 2002.

General and administrative expenses were $2,585,000 and $2,249,000 for the years ended December 31, 2003 and 2002, respectively. The increase was the result of increased overhead costs associated with supporting our growing sales volume, head count and market capitalization.

The $65,000 decrease in interest income was the result of decreased average cash and investment balances and decreased interest rates for the year ended December 31, 2003 compared to the same period a year ago. The $212,000 decrease in interest and other expense was the result of the conversion of our convertible notes in June 2003 along with decreased average borrowings and interest rates on our line of credit.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had cash and cash equivalents of $7,859,000 and short-term investments of $5,194,000.  Short-term investments are defined as investments purchased with a maturity of more than three months and which mature less than twelve months from the balance sheet date.  At December 31, 2004, we had no balance outstanding on our line of credit.

We believe our current cash balance along with our cash flows from operations are adequate to fund operations for the foreseeable future and, if we meet our sales objectives and if other factors do not negatively impact our cash balance, we do not anticipate requiring additional capital to fund our operations. However, we may seek additional capital to fund possible acquisition or in-licensing of additional products; the possible acquisition of businesses related to gastrointestinal pharmaceuticals; marketing and, if necessary, continued development of acquired products; the development and commercialization of new indications for Visicol; and research and development related to enhancements of existing products. Our line of credit is due to expire in January 2006.

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

We are currently developing a new generation purgative (INKP-102) for cleansing the colon prior to colonoscopy, continuing to study the use of Visicol for constipation, and continuing to market and sell Visicol and IB-Stat to distributors and drug store chains. During 2005, we expect to spend up to $3,400,000 on INKP-102, $1,200,000 on the Visicol studies and Visicol product development, and $10,000,000 on Visicol sales and marketing costs. These activities will be funded by our current cash balance and future product sales. If product sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. We may not be able to obtain any additional financing on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

Net Cash Provided By (Used in) Operating Activities.  Operating cash outflows for the year ended December 31, 2004 resulted primarily from research and development expenditures associated with our product candidate, including clinical development and manufacturing costs for INKP-102, sales and marketing costs related to Visicol, compensation of our employees and other administrative costs and costs related to our withdrawn public offering and a purported class action lawsuit.  Operating cash inflows were principally attributable to product and other revenue and payment from a third-party for reimbursement of costs related to our withdrawn public offering and legal costs related to preemptive rights and the lawsuit.

 Net Cash Used in Investing Activities.  Cash used in investing activities for the year ended December 31, 2004 related to the purchase of manufacturing equipment for use in the production of clinical and commercial quantities of INKP-102 and the purchase of short-term investments, net of maturities of such investments.

Net Cash Provided By Financing Activities.  Cash provided by financing activities for the year ended December 31, 2004 related to net proceeds from the exercise of stock options.  We have no immediate plans, arrangements, commitments or understandings to raise capital and issue stock.  From time to time however, we consider various methods to raise capital in light of our expansion strategies, product opportunities and market conditions.

Back to Index

Contractual Obligations

The following are contractual commitments at December 31, 2004:

Contractual Commitments	Total	1 Year	2 Years	3 Years	4 Years

Leased office space (1)	$203,000	$198,500	$4,500	$—	$—
Manufacturing supply agreement (2)	1,239,000	1,239,000	—	—	—
Research and development (3)	1,900,000	1,900,000	—	—	—

Total contractual commitments	$3,342,000	$3,337,500	$4,500	$—	$—

(1)
In November 2000, we entered into a five-year operating lease agreement for office space for our corporate headquarters, and in April 2002, we entered into a two-year operating lease for warehouse space for our distribution center, which has been extended for a second one-year term. In April 2005, we plan to expand our warehouse space to 3,200 square feet, which we anticipate would result in an increase in rent due under the lease for this space of approximately $13,500 and $4,500 in year one and two, respectively. The above table includes minimum lease payments remaining in connection with these lease agreements in place at December 31, 2004. We expect that we will either renew or enter into a new lease agreement for office space during 2005 .

(2)	Included are direct costs associated with our agreement with a contract manufacturing organization in connection with the commercial production of Visicol tablets.
(3)	Included are direct costs associated with our contracts with contract research organizations and study investigators in connection with our ongoing INKP-102 development program.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

RESEARCH AND DEVELOPMENT PROGRAMS

During 2004, we had three significant research and development projects relating to: Visicol, INKP-102 and  Colirest.

Visicol.  We have focused our Visicol research and development on cleansing of the colon prior to colonoscopy and are presently marketing Visicol for that indication.  In addition, we are also developing Visicol for treating constipation.  The current status of these projects are as follows: (i) for cleansing of colon prior to colonoscopy, the FDA has approved both our NDA as well as our SNDA; (ii) for treating constipation, we have completed a post marketing study and a Phase IV study.  We intend to commence a Phase II study during the first half of 2005.  As of December 31, 2004, we have incurred total costs of approximately $11,744,000 in connection with our Visicol research and development.  During the fiscal year ended December 31, 2004, we did not incur costs attributable to Visicol.

INKP-102.  During 2003, we developed a next generation purgative for cleansing the colon prior to colonoscopy.  Clinical batches of this new product have been manufactured and formulated to yield smaller tablets that may be easier to ingest. Additionally, the new product does not contain any MCC, which is a common inert, but highly insoluble substance.  During 2004, we completed a Phase II study and enrollment of the Phase III study.   We intend to complete a Phase III study and apply for FDA approval of this new product in 2005, using alternative dosing regimens that utilize fewer tablets and less liquid volume. As of December 31, 2004, we have incurred total costs of approximately $3,192,000 in connection with our INKP-102 research and development.  During the fiscal year ended December 31, 2004, we incurred an aggregate of $5,011,000 in research and development expenses, approximately $3,027,000 of which was attributable to INKP-102.

Colirest.  In June 2001, we began a Colirest clinical Phase IIb study of Crohn’s disease.  Preliminary analysis of interim efficacy data from 65 patients in this study demonstrated a numerical trend favoring high dose therapy over placebo, but not to the extent that we believe would warrant the additional costs associated with seeking a marketing partner to further the development of Colirest   We have returned our Colirest patents to the licensor.   As of December 31, 2004, we have incurred total costs of approximately $7,222,000 in connection with the development of Colirest and related compounds.  During the fiscal year ended

Back to Index

December 31, 2004, we incurred an aggregate of $5,011,000 in research and development expenses, approximately $385,000 of which was attributable to Colirest.

Indirect Costs.  In addition to the direct costs related to the development of our technologies, we incurred indirect non-technology specific overhead costs.  These expenses include the salaries and administrative costs of managing our research and development projects, which for the year ended December 31, 2004 equaled approximately $1,599,000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supercedes APB No.25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating various implementation standards of SFAS 123R, including adoption methods and option pricing methodology.  Based on the assumptions used in determining disclosure in accordance with SFAS No. 148, our net income for the year ended December 31, 2004 would have decreased by approximately $2,099,000 and our net loss for the years ended December 31, 2003 and 2002 would have been increased by approximately $2,218,000 and $3,048,000, respectively, had we adopted the provisions of SFAS No. 123R.

 In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4, ‘Inventory Pricing,’” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on the financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2006. The interest rate on our line of credit has fluctuated from 3.17% to 4.55% over the past year and we had no balance outstanding on our line of credit at December 31, 2004.

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

We do not anticipate any material changes in our primary market risk exposure in 2005. We do not hold or issue any derivatives.

Back to Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth beginning on pages F-1 through F-20 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K on page F-2 of the Financial Statements and is incorporated by reference herein.

(c)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

Back to Index

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated herein by reference to the section entitled “Executive Officers of the Company” in our definitive proxy statement for the 2005 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the section entitled “Compensation of Executive Officers and Directors” in our definitive proxy statement for the 2005 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated herein by reference to the similarly named section in our definitive proxy statement for the 2005 annual meeting of shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)
Equity compensation plans approved by security holders:
1993 Equity Compensation Plan	750,000	$1.86	—
1997 Consultant Stock Option Plan	763,000	$1.49	740,000
1999 Equity Compensation Plan	2,913,000	$3.12	57,000
2004 Equity Compensation Plan	454,000	$4.06	1,546,000
Equity compensation plans not approved by security holders:
Options issued to an officer pursuant to a written agreement *	1,147,000	$0.90	—

Total	6,027,000	$2.40	2,343,000

*
In addition to the shares of common stock issuable upon exercise of options granted under our stock option plans, 1,147,000 shares of common stock are issuable upon exercise of outstanding options granted to an officer in 1997 pursuant to a written agreement.  The exercise price for these options was set by the Compensation Committee of the Board of Directors based upon an evaluation of the fair market value of our common stock on the date of grant.  The options vest over three years, and expire ten years from the date of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to the similarly named section in our definitive proxy statement for the 2005 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the similarly named section in our definitive proxy statement for the 2005 annual meeting of shareholders.

Back to Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The information required by this item is set forth in the Table of Contents to Financial Statements on page F-1 of this report.

Financial Statement Schedules

All schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements on pages F-1 through F-20 of this report.

Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K.  Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit No.	Title

3.1	Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.2	Certificate of Amendment of the Certificate of Incorporation. (Exhibit 3.2)(2)

3.3	Certificate of Correction of Certificate of Incorporation (Exhibit 3.2)(2)

3.4	By-laws. (Exhibit 3.2)(3)

4.1	Common Stock Purchase Warrant, dated May 5, 2000, granted to the placement agent, Leerink, Swann, Garrity, Sollami, Yaffe & Wynn, Inc. (Exhibit 4.2)(4)

4.2
Form of Common Stock Purchase Warrant, dated December 17, 2002.  (In accordance with Item 601 of Regulation S-K, similar warrants granted to the investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor). (Exhibit 4.5)(5)

10.1
Form of employment agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, M.D., Ph.D., dated November 6, 1997 and amended on November 4, 1999, November 20, 2003 and August 1, 2004.  (Exhibit 10.1)(6)

10.2	Form of employment agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November 2, 1998 and amended on November 20, 2003 and August 1, 2004. (Exhibit 10.2)(6)

10.3	Form of employment agreement between InKine Pharmaceutical Company, Inc. and Martin Rose, M.D., J.D., dated December 1, 2000 and amended on November 20, 2003 and August 1, 2004. (Exhibit 10.3)(6)

10.4	Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6, 1997, issued to Leonard S. Jacob. (Exhibit 10.6)(7)

10.5	1993 Stock Option Plan, as amended. (Exhibit 99)(8)

10.6	1997 Consultant Stock Option Plan. (Exhibit 99)(9)

Back to Index

10.7	Form of Stock Option Agreement. (Exhibit 10(b))(10)

10.8	License Agreement with ALW Partnership. (Exhibit 10(1))(11)

10.9	Form of Option granted to Partners of ALW Partnership. (Exhibit 10(n))(11)

10.10	1999 Equity Compensation Plan. (Exhibit 99)(12)

10.11	InKine Pharmaceutical Company, Inc. 2004 Equity Compensation Plan. (Exhibit 10.1)(2)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2001.

(2)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(3)	Filed as an exhibit to our quarterly report on Form 10-QSB for the quarter ended March 31, 1998.

(4)	Filed as an exhibit to our registration statement on Form S-3 (SEC File No. 333-37254), filed on May 17, 2000.

(5)	Filed as an exhibit to our current report on Form 8-K dated December 17, 2002.

(6)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2004.

(7)	Filed as an exhibit to our current report on Form 8-K, dated November 6, 1997 (as amended by Form 8-K/A filed on December 3, 1997).

(8)	Filed as an exhibit to our registration statement on Form S-8 (SEC File No. 333-58063), filed on June 29, 1998.

(9)	Filed as an exhibit to our registration statement on Form S-8 (SEC File No. 333-58065) filed on June 29, 1998.

(10)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 1995.

(11)	Filed as an exhibit to our current report on Form 8-K dated February 14, 1997.

(12)	Filed as an exhibit to our registration statement on Form S-8 (SEC File No. 333-47088) filed on September 29, 2000.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INKINE PHARMACEUTICAL COMPANY, INC.

Date: March 9, 2005	By:	LEONARD S. JACOB, M.D., PH.D.

Leonard S. Jacob, M.D., Ph.D.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

LEONARD S. JACOB, M.D., PH.D.	Chairman and Chief	March 9, 2005
Executive Officer and
Leonard S. Jacob, M.D., Ph.D.	Director

ROBERT F. APPLE	Chief Operating and	March 9, 2005
Financial Officer and
Robert F. Apple	Director

WILLIAM HARRAL, III	Director	March 9, 2005

William Harral, III

J.R. LESHUFY	Director	March 9, 2005

J. R. LeShufy

STEVEN B. RATOFF	Director	March 9, 2005

Steven B. Ratoff

NORMAN D. SCHELLENGER	Director	March 9, 2005

Norman D. Schellenger

THOMAS P. STAGNARO	Director	March 9, 2005

Thomas P. Stagnaro.

Click here to Cover

INKINE PHARMACEUTICAL COMPANY, INC.

TABLE OF CONTENTS

PART II - FINANCIAL INFORMATION

Back to Contents

Management’s Report on Internal Control Over Financial Reporting

Management of InKine Pharmaceutical Company, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

The Company’s independent auditors, KPMG LLP, have audited management’s assessment of the Company’s internal control over financial reporting.  Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appear on the following pages in this annual report on Form 10-K.

LEONARD S. JACOB	ROBERT F. APPLE

Leonard S. Jacob, , M.D., Ph.D.	Robert F. Apple
Chairman and Chief Executive Officer	Chief Operating and Financial Officer

March 8, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
InKine Pharmaceutical Company, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing on page F-2 of the financial statements, that InKine Pharmaceutical Company, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of InKine Pharmaceutical Company, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that InKine Pharmaceutical Company, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, InKine Pharmaceutical Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of InKine Pharmaceutical Company, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 8, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
InKine Pharmaceutical Company, Inc.:

We have audited the accompanying balance sheets of InKine Pharmaceutical Company, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InKine Pharmaceutical Company, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of InKine Pharmaceutical Company, Inc. as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 8, 2005

Back to Contents

INKINE PHARMACEUTICAL COMPANY, INC.

BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$7,859	$10,442
Short term investments	5,194	—
Accounts receivable	2,264	1,170
Inventory	1,445	780
Prepaid expenses	255	727

Total current assets	17,017	13,119
Fixed assets	311	124
Deposits and other assets	56	54

Total assets	$17,384	$13,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,766	$805
Accrued expenses	1,250	1,863

Total current liabilities	3,016	2,668
Commitments and contingencies (Notes 16 and 19)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 75,000,000 shares; issued 49,098,882 and
48,511,001 shares, respectively	5	5
Less: common stock held in treasury (16,515 shares)	(37)	(37)
Additional paid-in capital	83,899	82,587
Deferred compensation	(673)	—
Unrealized loss on investments	(6)	—
Accumulated deficit	(68,820)	(71,926)

Total shareholders’ equity	14,368	10,629

Total liabilities and shareholders’ equity	$17,384	$13,297

The accompanying notes are an integral part of these financial statements.

Back to Contents

INKINE PHARMACEUTICAL COMPANY, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Product revenue	$20,702	$14,383	$7,488
Other revenue	1,408	49	64

Revenue	22,110	14,432	7,552
Cost of goods sold	(2,935)	(2,242)	(1,724)

Gross profit	19,175	12,190	5,828
Costs and expenses:
Research and development	5,011	1,822	3,259
Sales and marketing	7,599	5,873	6,003
General and administrative	3,347	2,585	2,249
Withdrawn public offering and litigation	200	—	—

Operating expenses	16,157	10,280	11,511

Income (loss) from operations	3,018	1,910	(5,683)
Interest income	124	51	116
Interest and other expense	(36)	(665)	(877)
Debt conversion inducement, non-cash accretion and non-cash premium	—	(2,822)	(3,916)
Income taxes	—	—	—

Net income (loss)	$3,106	$(1,526)	$(10,360)

Earnings (loss) per share:
Basic and diluted	$0.06	$(0.04)	$(0.30)

Weighted average shares outstanding:
Basic	48,666	42,839	34,965

Diluted	53,634	42,839	34,965

The accompanying notes are an integral part of these financial statements.

Back to Contents

INKINE PHARMACEUTICAL COMPANY, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Treasury Stock		Unrealized Loss on Investments	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

	Shares	Amount			Shares	Amount

Balance - December 31, 2001	34,778	$3	$58,302	$(115)	(17)	$(37)	$—	$(60,040)	$(1,887)
Common stock issued pursuant to private placement	2,469	1	3,473						3,474
Common stock issued pursuant to convertible notes	336		598						598
Non-cash warrant costs and beneficial conversion charge			1,631						1,631
Proceeds from options and warrants	213		218						218
Amortization of deferred compensation				115					115
Net Loss								(10,360)	(10,360)

Balance - December 31, 2002	37,796	$4	$64,222	$—	(17)	$(37)	$—	$(70,400)	$(6,211)
Value of options granted			131	(131)					—
Common stock issued pursuant to convertible notes	7,027	1	12,999						13,000
Non-cash premium accretion			704						704
Proceeds from options and warrants	3,688		4,531						4,531
Amortization of deferred compensation				131					131
Net Loss								(1,526)	(1,526)

Balance - December 31, 2003	48,511	$5	$82,587	$—	(17)	$(37)	$—	$(71,926)	$10,629
Value of options granted			31	(31)					—
Value of restricted stock granted			700	(700)					—
Unrealized loss on investments							(6)		(6)
Proceeds from options and warrants	588		581						581
Amortization of deferred compensation				58					58
Net Income								3,106	3,106

Balance - December 31, 2004	49,099	$5	$83,899	$(673)	(17)	$(37)	$(6)	$(68,820)	$14,368

The accompanying notes are an integral part of these financial statements.

Back to Contents

INKINE PHARMACEUTICAL COMPANY, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2004	2003	2002

Operating activities:
Net income (loss)	$3,106	$(1,526)	$(10,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation	141	152	168
Amortization of deferred compensation	58	131	115
Non-cash accretion and non-cash premium	—	2,047	3,916
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,094)	(314)	(456)
(Increase) in inventory	(665)	(103)	(473)
Decrease (increase) in prepaid expenses, deposits and other assets	470	(660)	297
Increase (decrease) in accounts payable and accrued expenses	348	(1,521)	1,086

Net cash provided by (used in) operating activities	2,364	(1,794)	(5,707)
Investing activities:
Purchases of investments	(8,200)	—	—
Proceeds from maturities and sales of investments	3,000	—	4,787
Capital expenditures	(328)	(2)	(43)

Net cash provided by (used in) investing activities	(5,528)	(2)	4,744
Financing activities:
Proceeds from sale of stock and exercise of options and warrants -
net of expenses	581	4,531	3,692
Net borrowings (repayments) on line of credit	—	(4,444)	2,043
Proceeds from sale of convertible notes	—	—	13,000
Redemption of convertible notes	—	—	(13,000)

Net cash provided by financing activities	581	87	5,735
Net increase (decrease) in cash and cash equivalents	(2,583)	(1,709)	4,772
Cash and cash equivalents - beginning of period	10,442	12,151	7,379

Cash and cash equivalents - end of period	$7,859	$10,442	$12,151

Supplemental Cash Flow Disclosure:
Cash paid for interest	$36	$721	$104
Non cash:
Stock issued pursuant to convertible notes	$—	$13,000	$598
Warrants issued in connection with convertible notes	—	—	1,273
Beneficial conversion feature on convertible notes	—	—	358

The accompanying notes are an integral part of these financial statements.

Back to Contents

INKINE PHARMACEUTICAL COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

In this Annual Report, “InKine,” “we,” “us” and “our” refer to InKine Pharmaceutical Company, Inc. and “Common Stock” refers to InKine’s common stock, par value $0.001 per share.

1.     DESCRIPTION OF BUSINESS

InKine is a specialty pharmaceutical company focused on acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders.  Our development strategy has been to acquire late-stage drug candidates with short expected time lines to commercialization.  Our flagship product, Visicol®, is the first and only Food and Drug Administration (FDA) approved tablet regimen available on the market indicated for bowel preparation prior to colonoscopy. Our portfolio also includes IB-Stat®, an antispasmodic product currently marketed to gastroenterologists and others for use as an acute care product that is used for a variety of indications.  We are also studying Visicol for the treatment of constipation.  In addition to our marketed products, we are studying INKP-102 as a next generation purgative product.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — We consider all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments — Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments.  We generally hold investments to maturity, however, since we may, from time to time, sell securities to meet cash requirements, we classify our investments as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of Shareholders’ Equity.

Accounts receivable — Accounts receivable are recorded at their invoiced amount, net of estimated cash discounts and allowances and do not bear interest.  The allowance for doubtful accounts is our best estimate of the amount of credit losses in our existing accounts receivable.  We determine the allowance based on specific review of our accounts receivable.  At December 31, 2004 and 2003, there was no allowance for doubtful accounts.

Inventories — Inventories are stated at the lower of first-in, first-out (FIFO) cost or market.

Concentration of Credit — We generally invest in securities of the U.S. Treasury, U.S. government agencies, and U.S. government security-based money market funds.  We have not experienced any losses on our investments.  We have an exposure to credit risk in our trade accounts receivable from product sales.  We sell our products to wholesalers and large drug store chains located primarily in the United States.

Deposits and Other Assets — A deposit was made for leased office space that we expect to be refunded at the end of the lease term. Other assets also include advances to sales representatives for business expenses.  Such advances are deducted from sales representative’s final paycheck or expense reimbursement upon termination.

Fixed Assets and Depreciation — Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, equal to: (i) three years for computers/software; (ii) five years for office equipment and manufacturing equipment (located at our contract manufacturer); and (iii) seven years for furniture and fixtures.  Leasehold improvements are amortized using the straight-line method over the term of the respective lease, or their estimated useful lives, whichever is shorter.  Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets — In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to the estimated

Back to Contents

undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).  Significant items subject to such estimates and assumptions include valuation allowances for receivables, inventories and deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition — We recognize revenue pursuant to Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”  Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence of the arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably probable.  We generally recognize revenue upon shipment of the product.  For IB-Stat, we recognize revenue based on prescription data.  This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated.

Revenue from service obligations is recognized when the services have been performed.  Additionally, in accordance with SAB No. 104, non-refundable, up-front payments where the Company has continuing involvement, are deferred and recognized over the estimated performance period.

Research and Development — Research and development costs are expensed as incurred.

Stock-Based Compensation  — We account for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  We adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  We account for stock-based compensation granted to non-employees based on the fair value of the consideration received or the fair value of instrument issued, whichever is more reliably measurable. The fair value is amortized over the period the respective services are provided.

Under our employee stock compensation plans, we generally grant employees and outside directors stock options at an exercise price equal to the fair market value as of the date of grant.  No compensation is recorded with respect to such stock option grants.  Compensation expense with respect to restricted stock awards and performance-based stock options are charged to expense over the vesting period or the period from the grant date to the measurement date, respectively.  The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value method had been applied to all of the outstanding and unvested awards in each period (in thousands, except per share data). (See Note 12)

	Years Ended December 31,

	2004	2003	2002

Net income (loss):
As reported	$3,106	$(1,526)	$(10,360)
Add: stock-based compensation expense included in net income (loss)	31	131	115
Deduct: total stock-based compensation expense determined under the fair
value-based method for all awards	(2,099)	(2,218)	(3,048)

Proforma net income (loss)	$1,038	$(3,613)	$(13,293)

Net income (loss) per share – basic and diluted:
As reported	$0.06	$(0.04)	$(0.30)

Proforma	$0.02	$(0.08)	$(0.38)

Income Taxes — We account for income taxes using the liability method as prescribed by Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are

Back to Contents

determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Earnings (loss) Per Share — We calculate our earnings (loss) per share under the provisions of SFAS No. 128, “Earnings Per Share.”  SFAS No. 128 requires a dual presentation of “basic” and “diluted” earnings (loss) per share on the face of the income statement.  Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.  For years where we have reported a net loss, only basic loss per share amounts have been presented on the face of the statements of operations as the inclusion of incremental shares would have been anti-dilutive.

Comprehensive Income – SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting of comprehensive income and its components.  Comprehensive income consists of reported net income or loss and “other comprehensive income” (i.e. other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income or loss as reported on the statement of operations).  The comprehensive income (loss) for each of the periods presented approximates the net income (loss) in the statement of operations.

Recently Issued and Adopted Accounting Standards – In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supercedes APB No.25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating various implementation standards of SFAS 123R, including adoption methods and option pricing methodology.  Based on the assumptions used in determining this disclosure in accordance with SFAS No. 148, our net income for the year ended December 31, 2004 would have decreased by approximately $2,099,000 and our net loss for the years ended December 31, 2003 and 2002 would have been increased by approximately $2,218,000 and $3,048,000, respectively, had we adopted the provisions of SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4, ‘Inventory Pricing,’” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on the financial statements.

3.     ACCOUNTS RECEIVABLE

Accounts receivable balances consist of the following (in thousands):

	December 31, 2004	December 31, 2003

Accounts receivable – gross	$2,298	$1,194
Less: allowance for cash discounts	(34)	(24)

Accounts receivable	$2,264	$1,170

Back to Contents

4.     INVESTMENTS

We invest in U.S. Treasury and U.S. Government agency securities.  Excess cash is invested on a short-term basis in U.S. government based money market funds.  Our unrealized loss was $6,000 at December 31, 2004.  We have not realized any losses on our investments.

5.     INVENTORY

Inventory balances consist of the following (in thousands):

	December 31, 2004	December 31, 2003

Raw materials	$473	$260
Work in process	305	447
Finished goods	667	73

Inventory	$1,445	$780

6.     FIXED ASSETS

Fixed assets are stated at cost and consist of the following (in thousands):

	December 31, 2004	December 31, 2003

Manufacturing equipment	$505	$220
Office equipment and furniture	540	534

Total	1,045	754
Less accumulated depreciation	(734)	(630)

Fixed assets	$311	$124

7.     ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2004	December 31, 2003

Sales and marketing costs	$343	$253
Payroll related costs	241	216
Manufacturing materials	164	220
Professional fees	155	96
Deferred revenue	145	278
Allowance for sales returns and third-party rebates	106	134
Research and development costs	96	232
Financing costs	—	434

Accrued expenses	$1,250	$1,863

8.     DEFERRED REVENUE

For IB-Stat, we recognize revenue based on prescription data.  This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated.  As a result, we have recorded deferred revenue of $145,000 and $278,000 that was included in accrued expenses on the balance sheet as of December 31, 2004 and 2003, respectively.

9.     ALLOWANCE FOR SALES RETURNS

We maintain allowances for potential future sales returns.  These allowances are evaluated on a quarterly basis based on historical experience, product characteristics, industry averages, wholesaler stocking patterns, and prescription trends.  At December 31, 2004 and 2003, we had returns allowances of $66,000 and $126,000, respectively, that was included in accrued expenses on the balance sheet.  The following is an analysis of the allowance for sales returns (in thousands):

Back to Contents

	December 31, 2004	December 31, 2003

Beginning allowance for sales returns	$126	$149
Provision for estimated sales returns	191	162
Actual sales returns	(251)	(185)

Ending allowance for sales returns	$66	$126

10.   LINE OF CREDIT

We have a $5,000,000 line of credit with a financial institution.  Under the terms of this arrangement, we make monthly interest-only payments at a variable per annum rate of 2.20%, plus the 30-day Dealer Commercial Paper Rate, with principal due on January 31, 2006.  As collateral, we maintain investments of $3,000,000 with the balance of the amount outstanding on the line of credit not to exceed 80% of our less than 90-day accounts receivable balance.  There was no outstanding balance on this line of credit at December 31, 2004.

11.   CONVERTIBLE SUBORDINATED NOTES

In December 2002, we completed a $13,000,000 private placement of June 2005 convertible notes together with 2,459,460 warrants.  Proceeds from the placement were used to redeem our then outstanding June 2003 convertible notes.  The June 2005 notes were convertible into our common stock at a conversion price of $1.85 per share and the warrants, which were not exercisable until December 2003, also have an exercise price of $1.85 per share.   On June 30, 2003, the then holders of the June 2005 convertible notes executed a Conversion Agreement to convert all of the outstanding notes into 7,027,027 shares of our common stock.  In 2003 and 2002, we incurred debt inducement, non-cash accretion and non-cash premium charges of $2,822,000 and $3,916,000, respectively, related to our previously outstanding convertible notes.  Included in these charges were the following (in thousands):

	December 31, 2004	December 31, 2003	December 31, 2002

Non-cash warrant accretion	$—	$1,044	$428
Cash inducement	—	750	150
Non-cash premium accretion	—	650	3,054
Amortization of beneficial conversion feature	—	353	6
Financing fees	—	25	278

Debt inducement, non-cash accretion and non-cash premium	$—	$2,822	$3,916

In addition to the charge to the income statement, we reclassified to additional paid–in capital $704,000 in charges that were taken in prior periods related to the amortization of the maturity premium associated with the previously outstanding convertible notes.  At December 31, 2004 and 2003, we had no convertible notes outstanding.

12.    SHAREHOLDERS’ EQUITY (DEFICIT)

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

Throughout the year ended December 31, 2004, we issued approximately 588,000 shares of common stock from the exercise of warrants and stock options with net proceeds of $581,000.

Back to Contents

Warrants
In connection with the May 2000 private placement of common stock, we issued warrants to the placement agents to purchase an aggregate of 283,887 shares of common stock, exercisable at $5.13 per share and expire in May 2005.  At December 31, 2004, 283,887 of these warrants were outstanding.

In connection with the December 2002 private placement of the June 2005 convertible notes, we issued warrants to the noteholders to purchase an aggregate of 2,459,460 shares of common stock, exercisable at $1.85 per share.  These warrants expire in December 2007. At December 31, 2004, 2,459,460 of these warrants were outstanding.

Treasury Stock
In May 1997, a shareholder/officer transferred to us 16,515 shares of common stock previously issued in payment of accrued salary; such transfer was made in satisfaction of obligations to us arising from the payment of withholding taxes relating to the issuance.  We are holding the repurchased shares as treasury shares.

Stock Option Plans
In October 1997, our shareholders approved an amendment to the 1993 Stock Option Plan (the “1993 Plan”), which as amended provided for the granting of up to 4,200,000 shares of common stock, pursuant to which directors, employees, non-employees, consultants and advisors were eligible to receive stock options.  Options granted under the 1993 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.

In October 1997, our shareholders approved the 1997 Consultant Stock Option Plan (the “1997 Plan”), which provides for the granting of up to 2,500,000 shares of common stock, pursuant to which our consultants and advisors are eligible to receive stock options.  Options granted under the 1997 Plan are exercisable for a period not to extend beyond February 14, 2007 and at an exercise price determined by the Board of Directors or Plan Administrator.

In November 1999, our shareholders approved, and in November 2000 and May 2001, our shareholders amended, the 1999 Equity Compensation Plan (the “1999 Plan”), which as amended provides for grants of stock options and restricted stock of up to 4,000,000 shares of common stock to selected employees and non-employee directors.  Options granted under the 1999 Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair value on the date of grant.

In June 2004, our shareholders approved the 2004 Equity Compensation Plan (the “2004 Plan”), which provides for grants of stock options and restricted stock of up to 2,000,000 shares of common stock to selected employees and non-employee directors.  Options granted under the 2004 Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair value on the date of grant.

In addition to the shares of common stock issuable upon exercise of options granted under our stock option plans, 1,147,000 shares of common stock are issuable upon exercise of outstanding options granted to an officer in 1997 pursuant to a written agreement.  The exercise price for these options was set by the Board of Directors, or a committee designated by the Board of Directors, based upon an evaluation of the fair market value of our common stock on the date of grant.  The options vest over three years, and expire no later than ten years from the date of grant.

A summary of the status of our stock options as of December 31, 2004, 2003 and 2002, and changes during the periods ending on those dates is presented below (in thousands, except per share data):

Back to Contents

	Years Ended December 31,

	2004		2003		2002

Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share

Outstanding at beginning of period	5,937	$2.14	7,441	$1.88	6,589	$2.16
Granted	581	$4.14	579	$2.86	1,744	$1.08
Exercised	(460)	$1.30	(1,859)	$0.98	(254)	$1.09
Forfeited	(31)	$2.93	(224)	$4.60	(638)	$2.76

Outstanding at end of period	6,027	$2.40	5,937	$2.14	7,441	$1.88
Exercisable at end of period	4,820	$2.26	4,172	$2.06	5,006	$1.69

The following table summarizes information about stock options outstanding at December 31, 2004 (in thousands, except per share data):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at 12/31/04	Weighted Average Exercise Price

$0.61-$3.00	4,163	6.3 years	$1.19	3,579	$1.12
$3.01-$6.00	1,338	7.6 years	$4.07	752	$4.05
$6.01-$8.50	526	6.0 years	$7.78	489	$7.79

$0.61-$8.50	6,027	5.8 years	$2.40	4,820	$2.26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,

	2004	2003	2002

Range of risk free interest rates	1.37%	1.01%	1.61%
Dividend yield	0%	0%	0%
Volatility factor	90%	95%	100%
Expected life of options (in years)	3	5	5

See Note 2 for proforma net income (loss) per share.
The weighted average fair value of options granted was $2.41, $2.00, and $0.81 for the years ended December 31, 2004, 2003 and 2002, respectively.  At December 31, 2004, there were 2,343,000 options available for issuance in connection with our stock option plans.

Restricted Stock

In connection with the 1999 and 2004 Equity Compensation Plans, we are authorized to award shares of restricted stock.  The maximum number of restricted shares issuable or transferable under the 1999 and 2004 Plans is 25% of the aggregate number of shares issuable or transferable under each plan.  During the year ended December 31, 2004,

Back to Contents

128,256 shares of restricted common stock under the 2004 Plan were awarded to selected employees and non-employee directors.  Compensation expense totaling $28,000 was recognized for the year ended December 31, 2004 relating to these awards.  No such shares were awarded during the year ended December 31, 2003 and 2002.  The restriction period for restricted stock awards was either a one to three-year vesting period or upon the attainment of certain business related milestones, commencing from the grant date.

13.   RELATED PARTY

Robert A. Vukovich, Ph.D., one of our former directors, is Chief Executive Officer, Chairman of the Board and sole owner of Wellspring Pharmaceutical Corporation (“Wellspring”).  During 2003, we received an offer from Wellspring to enter into an agreement whereby Wellspring would provide manufacturing services for us.  On January 28, 2004, we accepted the offer.  Our audit committee completed a review of the terms of the agreement, determined that the agreement is in our and our shareholders’ best interests and approved the agreement.  Dr. Vukovich did not stand for re-election at the June 2004 Annual Meeting in light of this new agreement. During the year ended December 31, 2004, we paid Wellspring approximately $757,000 for services and equipment in connection with this agreement, of which $142,000 was unpaid and included in accounts payable at December 31, 2004.

14.   INCOME TAXES

We have approximately $56,308,000 of net operating loss (NOL) carryforwards available to offset future federal taxable income, approximately $36,996,000 of NOL carryforwards available to offset future Pennsylvania state taxable income subject to a $2,000,000 Pennsylvania annual limitation and $737,000 available to offset future New York state taxable income.  The NOL carryforwards are subject to examination by the tax authorities and expire in various years from 2008 through 2024.  The NOL carryforward differs from the accumulated deficit due principally to differences in the recognition of certain research and development expenses for financial and federal income tax reporting.  We are also entitled to approximately $725,000 of research and experimentation credits to offset future federal income tax liability and approximately $45,000 of research and experimentation credits to offset state income or franchise tax liability.  Our NOL carryforwards as of December 31, 2004 also include approximately $11,252,000 of excess tax deductions that were generated as a result of stock option exercises.  If we were to ever tax benefit these deductions which resulted from stock option exercises, approximately $4,165,000 of the tax benefit would be credited to additional paid in capital.

The Tax Reform Act of 1986 contains provisions that may limit the NOL and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest.  Generally, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company’s ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change.  We have conducted a study and based on that study we believe that we have undergone an ownership change.  We believe that the annual limitation resulting from the ownership change will not limit on an overall basis our ability to utilize our NOL carryforwards in the future if we were to generate sufficient taxable income. Our NOL carryforwards and temporary differences represent a previously unrecognized tax benefit. Recognition of these benefits requires future income.  Because the attainment of future income is uncertain, we have established a valuation allowance for the entire amount of the net deferred tax asset.

Significant components of our deferred tax assets as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31, 2004	December 31, 2003

Net operating loss carryforwards	$21,639	$20,419
Research and development costs and credits	8,514	10,060
Other	743	736

Net deferred tax assets	30,896	31,215
Valuation allowance for deferred tax assets	(30,896)	(31,215)

Total deferred tax assets	$—	$—

Back to Contents

We reported annual net income for the first time for the year ended December 31, 2004.  After consideration of permanent and temporary differences between our taxable income (loss) and reported net income (loss), we have a calculated loss for tax purposes in each of the years in the three-year period ended December 31, 2004 and accordingly have not recognized any current income tax expense in those periods.   For the year ended December 31, 2004, the primary difference between book income and our taxable loss was $4,468,000 in amortization of previously capitalized research and development costs.  The Company’s combined federal and state (net of federal benefit) income tax rate for the year ended December 31, 2004 was 37%.  This rate has been reduced to an effective rate of 0% primarily as a result of the amortization of these research and development costs and a corresponding decrease in the related deferred tax asset and related valuation allowance.

15.   401(k) PLAN

We maintain a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations.  We, at our discretion, may make certain contributions to the plan.  During the years ended December 31, 2004, 2003 and 2002, we provided a contribution equal to 50% of the first 4% of compensation contributed by the employee.  An expense of approximately $69,000, $49,000, and $29,000 was recognized for the same periods, respectively.  During the year ended December 31, 2002, we also provided a discretionary matching contribution totaling $15,000 paid entirely from plan forfeitures.

16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

License Agreements

The success of licensing arrangements depends on many factors, including the reasonableness of license fees in relation to revenue generated by sales of the licensed products and the viability and potential developmental success of the licensed products.  Certain of our licensing arrangements require, and future licensing arrangements may require, specified levels of research and development expenditures by us.  If we are unable to finance such expenditures, our licensing arrangements may terminate. The termination, cancellation or inability to renew any of our existing licensing arrangements, coupled with the inability to develop and enter into new licensing arrangements, could have a material adverse effect on our financial condition and results of operation.

Our license with the ALW Partnership, entered into in February 1997, which covers Visicol and INKP-102, may be terminated by the licensor if we fail to pay, commencing in February 2003, minimum royalties of $100,000 per year whether or not any sales have occurred.  In addition, our rights under the ALW License will no longer be exclusive, and the minimum royalty payment will no longer be due (although decreased actual royalty payments will be due) if there is no valid or enforceable patent on Visicol, INKP-102 or any other product under the ALW License.

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

Back to Contents

We entered into a one-year non-exclusive promotion agreement in December 2003 with Sigma-Tau Pharmaceuticals, Inc., a subsidiary of Sigma-Tau International SA of Rome, Italy.  Under the agreement, our U.S. gastrointestinal sales force promoted Sigma-Tau’s VSL#3® in the second sales position behind Visicol.  During 2004, we received approximately $1,380,000 during the first eleven months of the one-year agreement.  This agreement expired on January 31, 2005.

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

Rent

In November 2000, we entered into a five-year lease for office space of approximately 8,000 square feet, in Blue Bell, Pennsylvania.  We expect that we will either renew or enter into a new lease agreement for office space during 2005.   In April 2002, we entered into a two-year lease for warehouse space, which has been extended for a second one-year term, of approximately 1,600 square feet, in Norristown, Pennsylvania. In April 2005, we plan to expand our warehouse space to 3,200 square feet.  Minimum annual rent payments under these leases are as follows (including our planned warehouse expansion):

2005	$198,500
2006	4,500

$203,000

Rent expense was approximately $238,000, $230,000 and $221,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

17.   SIGNIFICANT CONCENTRATIONS

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

During 2001, we made our first sales of Visicol to wholesalers and large drug store chains.   Most of our revenue to date has been from the sale of Visicol.  Total revenues from customers representing 10% or more of total revenues for the respective years, are summarized as follows:

	Years Ended December 31,

	2004	2003

Customer A	31%	32%
Customer B	29%	32%
Customer C	13%	10%
Customer D	12%	10%

Additionally, 88%, 82% and 78% of our accounts receivable balances were due from these four customers at December 31, 2004, 2003 and 2002, respectively.

Currently, we are using active pharmaceutical ingredients sodium phosphate monobasic monohydrate and sodium phosphate dibasic anhydrous manufactured for us by Mallinckrodt, Inc. We are currently working towards submitting a Drug Master File with the FDA for another Mallinckrodt facility.  Visicol tablets are currently

Back to Contents

manufactured by Pharmaceutical Manufacturing Research Services, Inc. We are currently working with an appropriate secondary manufacturer of Visicol tablets to obtain FDA approval.

18.   INTERIM FINANCIAL RESULTS (UNAUDITED)

The following tables set forth certain unaudited financial information for each of the quarters in the years ended December 31, 2004 and 2003. This unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the audited financial statements and notes. We believe that quarter-to-quarter comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance (in thousands, except per share amounts).

	Three-Month Periods Ended

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Revenue	$4,633	$5,266	$6,058	$6,153
Cost of goods sold	(491)	(652)	(892)	(900)
Gross profit	4,142	4,614	5,166	5,253
Research and development	922	1,036	1,365	1,688
Sales and marketing	1,949	2,160	1,785	1,705
General and administrative	785	692	701	1,169
Income (loss) from operations	(81)	1,064	1,344	691
Net income (loss)	$(78)	$1,079	$1,371	$734
Net income (loss) per share – basic	$0.00	$0.02	$0.03	$0.02
Net income (loss) per share – diluted	$0.00	$0.02	$0.03	$0.01

	Three-Month Periods Ended

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Revenue	$2,536	$3,388	$4,333	$4,175
Cost of goods sold	(389)	(472)	(604)	(777)
Gross profit	2,147	2,916	3,729	3,398
Research and development	341	448	464	569
Sales and marketing	1,420	1,475	1,443	1,535
General and administrative	513	735	634	703
Income (loss) from operations	(127)	258	1,188	591
Net income (loss)	$(931)	$(2,374)	$1,178	$601
Net income (loss) per share – basic	$(0.02)	$(0.06)	$0.03	$0.01
Net income (loss) per share – diluted	$(0.02)	$(0.06)	$0.02	$0.01

19.   SECURITIES OFFERING

On March 15, 2004, we withdrew the public offering of six million shares of our common stock.  The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings.  On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who have purportedly been denied certain claimed preemptive rights during the last six years.  We have incurred $341,000 in expenses related to the withdrawn offering and $590,000 in legal costs related to preemptive rights and the related lawsuit. To date, we have received a $500,000 payment from a third-party as reimbursement for a portion of these costs.  On October 12, 2004, we entered into an agreement with an undisclosed third-party who will fund our settlement of damages and costs incurred in connection with the class action lawsuit.  We have also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders.  We do not anticipate that we or our insurance carriers will bear any costs in connection with the settlement arrangement.  Our settlement and the agreement with the undisclosed third-party are subject to a number of conditions, including

Back to Contents

final court approval.  At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval.  Accordingly, we have recognized a $200,000 charge for the year ended December 31, 2004 for unreimbursed legal costs incurred up to our insurance deductible.

Back to Contents

EXHIBIT INDEX

Exhibit No.	Title

3.4	Certificate of Incorporation, as amended. (Exhibit 3.1)(1)

3.5	Certificate of Amendment of the Certificate of Incorporation. (Exhibit 3.2)(2)

3.6	Certificate of Correction of Certificate of Incorporation (Exhibit 3.2)(2)

3.4	By-laws. (Exhibit 3.2)(3)

4.1	Common Stock Purchase Warrant, dated May 5, 2000, granted to the placement agent, Leerink, Swann, Garrity, Sollami, Yaffe & Wynn, Inc. (Exhibit 4.2)(4)

4.2
Form of Common Stock Purchase Warrant, dated December 17, 2002.  (In accordance with Item 601 of Regulation S-K, similar warrants granted to the investors have not been filed because they are identical in all material respects except for the number of warrants granted to each investor). (Exhibit 4.5)(5)

10.1
Form of employment agreement between InKine Pharmaceutical Company, Inc. and Leonard S. Jacob, M.D., Ph.D., dated November 6, 1997 and amended on November 4, 1999, November 20, 2003 and August 1, 2004.  (Exhibit 10.1)(6)

10.4	Form of employment agreement between InKine Pharmaceutical Company, Inc. and Robert F. Apple, dated November 2, 1998 and amended on November 20, 2003 and August 1, 2004. (Exhibit 10.2)(6)

10.5	Form of employment agreement between InKine Pharmaceutical Company, Inc. and Martin Rose, M.D., J.D., dated December 1, 2000 and amended on November 20, 2003 and August 1, 2004. (Exhibit 10.3)(6)

10.4	Option to Purchase Shares of Common Stock of InKine Pharmaceutical Company, Inc. dated November 6, 1997, issued to Leonard S. Jacob. (Exhibit 10.6)(7)

10.5	1993 Stock Option Plan, as amended. (Exhibit 99)(8)

10.6	1997 Consultant Stock Option Plan. (Exhibit 99)(9)

10.7	Form of Stock Option Agreement. (Exhibit 10(b))(10)

10.8	License Agreement with ALW Partnership. (Exhibit 10(1))(11)

10.9	Form of Option granted to Partners of ALW Partnership. (Exhibit 10(n))(11)

10.10	1999 Equity Compensation Plan. (Exhibit 99)(12)

10.11	InKine Pharmaceutical Company, Inc. 2004 Equity Compensation Plan. (Exhibit 10.1)(2)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Index Page 1

Back to Contents

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2001.

(2)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(3)	Filed as an exhibit to our quarterly report on Form 10-QSB for the quarter ended March 31, 1998.

(4)	Filed as an exhibit to our registration statement on Form S-3 (SEC File No. 333-37254), filed on May 17, 2000.

(5)	Filed as an exhibit to our current report on Form 8-K dated December 17, 2002.

(6)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2004.

(7)	Filed as an exhibit to our current report on Form 8-K, dated November 6, 1997 (as amended by Form 8-K/A filed on December 3, 1997).

(8)	Filed as an exhibit to our registration statement on Form S-8 (SEC File No. 333-58063), filed on June 29, 1998.

(9)	Filed as an exhibit to our registration statement on Form S-8 (SEC File No. 333-58065) filed on June 29, 1998.

(10)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 1995.

(11)	Filed as an exhibit to our current report on Form 8-K dated February 14, 1997.

(12)	Filed as an exhibit to our registration statement on Form S-8 (SEC File No. 333-47088) filed on September 29, 2000.

Exhibit Index Page 2