Form 10-Q
period 2005-03-31
INKINE PHARMACEUTICAL CO INC
filed 2005-05-06
CIK 929547

Click Here Index

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

          At May 5, 2005, the registrant had outstanding 49,111,055 shares of common stock, par value $.0001 per share.

Back to Cover

INKINE PHARMACEUTICAL COMPANY, INC.

Back to Index

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

INKINE PHARMACEUTICAL COMPANY, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,369	$7,859
Short term investments	4,193	5,194
Accounts receivable	4,196	2,264
Inventory	1,905	1,445
Prepaid expenses and other current assets	589	255

Total current assets	17,252	17,017

Fixed assets	296	311
Deposits	26	56

Total assets	$17,574	$17,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,274	$1,766
Accrued expenses	1,502	1,250

Total current liabilities	2,776	3,016

Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 75,000,000shares; issued 49,124,882 and 49,098,882 shares, respectively	5	5
Less common stock held in treasury (16,515 shares)	(37)	(37)
Additional paid-in capital	83,956	83,899
Deferred compensation	(615)	(673)
Unrealized loss on investments	(5)	(6)
Accumulated deficit	(68,506)	(68,820)

Total shareholders’ equity	14,798	14,368

Total liabilities and shareholders’ equity	$17,574	$17,384

See accompanying notes to unaudited financial statements.

Back to Index

INKINE PHARMACEUTICAL COMPANY, INC.

STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except per share amounts)

	Three-Months Ended March 31,

	2005	2004

Product revenue	$5,218	$4,350
Other revenue	818	283

Revenue	6,036	4,633

Cost of goods sold	(848)	(491)

Gross profit	5,188	4,142

Cost and expenses:
Research and development	1,769	922
Sales and marketing	2,288	1,949
General and administrative	877	785
Withdrawn public offering and litigation	—	567

Operating expenses	4,934	4,223

Income (loss) from operations	254	(81)

Interest income	60	10
Interest expense	—	(7)

Net income (loss)	$314	$(78)

Earnings per share - Basic and diluted	$0.01	$0.00

Weighted average shares outstanding:
Basic	49,095	48,547
Diluted	53,459	48,547

See accompanying notes to unaudited financial statements.

Back to Index

INKINE PHARMACEUTICAL COMPANY, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	Three-Months Ended March 31,

	2005	2004

Operating activities:
Net income (loss)	$314	$(78)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	31	33
Amortization of deferred compensation	58	8
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,932)	(1,358)
(Increase) in inventory	(460)	(700)
(Increase) decrease in prepaid expenses and other assets	(304)	188
Increase (decrease) in accounts payable and accrued expenses	(240)	833

Net cash used in operating activities	(2,533)	(1,074)

Investing activities:
Purchase of short-term investments	(1,999)	—
Proceeds from maturities and sale of investments	3,000	—
Capital expenditures	(16)	(302)

Net cash provided by (used in) investing activities	985	(302)

Financing activities:
Proceeds from exercise of options and warrants - net of expenses	58	178
Repayments, net of borrowings on line of credit	—	1,000

Net cash provided by financing activities	58	1,178

Net decrease in cash and cash equivalents	(1,490)	(198)

Cash and cash equivalents - beginning of period	7,859	10,442

Cash and cash equivalents - end of period	$6,369	$10,244

See accompanying notes to unaudited financial statements.

Back to Index

INKINE PHARMACEUTICAL COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

          In this Quarterly Report, “InKine,” “we,” “us” and “our” refer to InKine Pharmaceutical Company, Inc. and “Common Stock” refers to InKine’s common stock, par value $0.0001 per share.

1.   Organization and Business Activities

          We are a specialty pharmaceutical company focused on acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders.  Our development strategy has been to acquire late-stage drug candidates with short expected time lines to commercialization. We currently market and sell two pharmaceutical products, Visicol® and IB-Stat®. We are also studying Visicol® for the treatment of constipation.  In addition to our marketed products, we are studying INKP-102 as a new generation purgative product.

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

          The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are contained in our most recent Annual Report on Form 10-K.

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

4.   Allowance for Sales Returns

          We maintain an allowance for potential future sales returns.  This allowance is evaluated on a quarterly basis based on product characteristics, wholesaler stocking patterns and prescription trends.  At March 31, 2005, we had a sales returns allowance of $81,000 that was included in accrued expenses on the balance sheet.  The following is an analysis of the sales returns allowance for the three-month period ended March 31, 2005:

Allowance at December 31, 2004	$66,000
Provision for estimated sales returns	124,000
Actual sales returns	(109,000)

Allowance at March 31, 2005	$81,000

Back to Index

5.   Deferred Revenue

          For IB-Stat®, we recognize revenue based on prescription data.  This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated.  As a result, we have recorded deferred revenue of $102,000 that was included in accrued expenses on the balance sheet as of March 31, 2005.

6.   Line of Credit

          We have a $5,000,000 line of credit with a financial institution.  Under the terms of this arrangement, we make monthly interest-only payments at a variable per annum rate of 2.20%, plus the 30-day Dealer Commercial Paper Rate, with principal due on January 31, 2006.  As collateral, we maintain cash and investments of $3,000,000 with the balance of the amount outstanding on the line of credit not to exceed 80% of our less than 90-day accounts receivable balance.  There was no outstanding balance on this line of credit at March 31, 2005.

7.   Withdrawn Public Offering and Preemptive Rights Class Action Litigation

          On March 15, 2004, we withdrew a public offering of six million shares of our common stock.  The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings.  On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who allege that they were denied certain claimed preemptive rights during the last six years.  As of March 31, 2005, we have incurred $341,000 in expenses related to the withdrawn offering and $590,000 in legal costs related to preemptive rights and the related lawsuit. To date, we have received a $500,000 payment from a third-party as reimbursement for a portion of these costs.  On October 12, 2004, we entered into an agreement with an undisclosed third-party who will fund our settlement of damages and costs incurred in connection with the class action lawsuit.  We have also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders.  We do not anticipate that we or our insurance carriers will bear any costs in connection with the settlement arrangement.  Our settlement and the agreement with the undisclosed third-party is subject to a number of conditions, including final court approval.  At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval.  Accordingly, we have recognized a $200,000 charge for the year ended December 31, 2004 for unreimbursed legal costs incurred up to our insurance deductible.

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

	Three-Months Ended

	March 31, 2005	March 31, 2004

Net income (loss) – as reported	$314	$(78)
Deduct: Total stock-based employee compensation	(393)	(482)

Net loss – pro forma	$(79)	$(560)

Earnings (loss) per share:
Basic and diluted – as reported	$0.01	$0.00

Basic and diluted – pro forma	$0.00	$(0.01)

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion in conjunction with “Certain Risks Related to Our Business” and our unaudited condensed financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Special Note Regarding Forward-Looking Statements

          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements included in this report relate to our beliefs regarding litigation exposure, our settlement and our agreement with the undisclosed third-party, our ability to market INKP-102 in the United States, our strategy with respect to in-licensing or acquiring additional pharmaceutical products or businesses, the timing and types of clinical trials we will need to conduct for our products and product candidates, our reimbursement strategy, our expectation for gross profits for Visicol for 2005, the adequacy of our financial resources, our capital expenditures for 2005, our product development expenses, our investment portfolio, market risk exposure and other statements regarding matters that are not historical facts.  These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

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

General

          We are a specialty pharmaceutical company focused on acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders.  Our development strategy has been to acquire late-stage drug candidates with short expected time lines to commercialization. We currently market and sell two pharmaceutical products, Visicol® and IB-Stat®. We are also studying Visicol® for the treatment of constipation.  In addition to our marketed products, we are studying INKP-102 as a new generation purgative product.

Back to Index

          The following table outlines our current product pipeline, on which we have focused the majority of our research, development, marketing and sales efforts since inception. The table also sets forth the current development status of our products and product candidates in each targeted therapeutic indication:

Product	Therapeutic Indications		Development Status

Visicol	•	Colon cleansing prior to colonoscopy	FDA approved; marketed product
	•	Constipation	Post-marketing study completed
Phase IV completed

INKP-102 (next generation purgative)	•	Colon cleansing prior to colonoscopy	Phase II completed Phase III completed, NDA submitted in second quarter of 2005

IB-Stat	•	Symptoms associated with Irritable Bowel Syndrome (IBS)	Marketed product
	•	Reduction of bowel motility during certain diagnostic procedures

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

•
Stock-based compensation.  It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock option plans rather than Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had we applied SFAS No. 148, our net income for the three-month period ended March 31, 2005, would have been a net loss.  Our net loss for the three-month period ended March 31, 2004 would have been greater.

Back to Index

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

•
Contingencies.  During the year ended December 31, 2004, we have incurred costs and received reimbursement related to our withdrawn public offering and our ongoing litigation (See Note 7 of accompanying financial statements).  We recognize liabilities for loss contingencies in accordance with Statement on Financial Accounting Standards No. 5, “Accounting for Contingencies.”  This statement requires accrual by a charge to income (and disclosure) for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Gain contingencies (third-party reimbursement) are recognized when realized in accordance with Accounting Research Bulletin No. 50, “Contingencies.”

Results of Operations

          We generated net income of $314,000 or $0.01 per share for the three-months ended March 31, 2005, compared to a net loss of $78,000 or $0.00 per share for the same period a year ago.

          Product revenue was $5,218,000 for the three-month period ended March 31, 2005, compared to $4,350,000 for the same period a year ago.   We estimate that Visicol prescriptions grew by 27% from the same quarter a year ago. We believe the increased prescription levels are driven by the increased market awareness and acceptance of Visicol.  In addition to our product revenue, we realized $818,000 in other revenue for the three-month period ended March 31, 2005, which was mostly attributable to a milestone payment earned from Zeria Pharmaceutical Company, net of royalty payable to ALW Partnership, the inventors of Visicol.

          Our gross profit was $5,188,000 and $4,142,000 for the three-month periods ended March 31, 2005 and 2004, respectively.  Gross profit as a percentage of sales for product revenue was 84% and 89% for the three-month periods ended March 31, 2005 and 2004, respectively.  The decrease in gross profit as a percentage of product sales is the result of increased royalty expense recognized along with distribution costs payable to wholesalers.  We expect that gross profit as a percent of product revenue will be approximately 84% to 86% for the 2005 year.

          We incurred research and development expenses of $1,769,000 for the three-month period ended March 31, 2005, compared to $922,000 for the same period a year ago.  The increase was the result of higher development costs associated with the MCC-free new generation purgative tablet, INKP-102, along with higher costs related to an increased scale of development activity.

Back to Index

          Sales and marketing costs of $2,288,000 were incurred for the three-month period ended March 31, 2005, compared to $1,949,000 for the same period a year ago.  The increases were a result of continued growth in the size of our sales force, along with increased marketing campaigns related to Visicol.  As of March 31, 2005, our sales force covered 48 territories with five district managers, compared to 45 territories and four district managers as of March 31, 2004.

          General and administrative expenses were $877,000 for the three-month period ended March 31, 2005, compared to $785,000 for the same period a year ago.  The increases were the result of higher personnel, patent and insurance costs, along with an increase in legal and accounting fees associated with compliance with the Sarbanes-Oxley Act of 2002.

          Interest income was $60,000 and $10,000 for the three-month period ended March 31, 2005 and 2004, respectively.  The increase in interest income was a result of increased average cash and short-term investment balances along with higher interest rates compared to the same quarter a year ago.  Interest and other expenses was minimal for the three-months ended March 31, 2005 and 2004 due to the elimination of our outstanding convertible notes, along with the decreased average line of credit borrowings.

Liquidity and Capital Resources

                At March 31, 2005, we had cash and cash equivalents of $6,369,000 and short-term investments of $4,193,000.  Short-term investments are defined as investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date.  At March 31, 2005, we had no balance outstanding on our line of credit.

          We believe that our financial resources are adequate for our operations for at least the next 12 months.  However, from time to time we may seek additional capital to fund the possible acquisition or the in-licensing of additional products; the possible acquisition of businesses related to gastrointestinal pharmaceuticals; the marketing and, if necessary, continued development of acquired products; the development and commercialization of new indications for Visicol; research and development related to enhancements of existing products; and general corporate purposes, including working capital.

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

          We are currently developing INKP-102 for cleansing the colon prior to colonoscopy, continuing to study the use of Visicol for constipation and continuing to market and sell Visicol and IB-Stat to distributors and drug store chains. During 2005, we expect to spend up to $3,400,000 on INKP-102 and $10,000,000 on Visicol sales and marketing costs. These activities will be funded by our current cash balance and future product sales. If product sales fall short of current expectations or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. We may not be able to obtain any additional financing on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate our research, drug discovery or development activities or other aspects of our operations.  Our business could be materially and adversely affected as a result.

          Net Cash Used in Operating Activities.  Our net use of cash from operating activities for the three-month period ended March 31, 2005 resulted primarily from our increased working capital.  Specifically, our accounts receivable and inventory balances increased compared to year-end as a result of the timing of customer payment of receivable balances and production of inventory for future sales to customers.  Additionally, we incurred increased research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for INKP-102, sales and marketing costs related to Visicol, compensation of our employees and other administrative costs.

Back to Index

          Net Cash Provided by (Used in) Investing Activities.  Cash provided by investing activities for the three-month period ended March 31, 2005 resulted from the proceeds of the maturities of short-term investments, net of purchases.  Cash used in investing activities related to the purchase of computer equipment.

          Net Cash Provided By Financing Activities.  Cash provided by financing activities for the three-month period ended March 31, 2005 related to net proceeds from the exercise of stock options.  We have no immediate plans, arrangements, commitments or understandings to raise capital and issue stock.  From time to time however, we consider various methods to raise capital in light of our expansion strategies, product opportunities and market conditions.

Research and Development Programs

          We currently have two significant research and development projects relating to Visicol and INKP-102.

          Visicol.  We have focused our Visicol research and development on cleansing of the colon prior to colonoscopy and are presently marketing Visicol for that indication.  In addition, we have performed studies for Visicol’s use in treating patients with constipation.  The current status of these projects is as follows: (i) for cleansing of colon prior to colonoscopy, the FDA has approved both our NDA as well as our SNDA for a reduced MCC formulation and (ii) for treating constipation, we have completed a post marketing study and a Phase IV study.  As of March 31, 2005 we have incurred total costs of approximately $11,744,000 in connection with our Visicol research and development.  During the quarter ended March 31, 2005, we did not incur costs attributable to Visicol.

          INKP-102.  During 2003, we developed INKP-102, a next generation purgative for cleansing the colon prior to colonoscopy.  Clinical batches of this new product have been manufactured and formulated to yield smaller tablets that may be easier to ingest. Additionally, the new product does not contain any MCC, which is a common inert, but highly insoluble, substance. We have completed the Phase II and Phase III studies.  We have submitted our NDA for FDA approval of this new product using alternative dosing regimens that utilize fewer tablets.  As of March 31, 2005, we have incurred total costs of approximately $4,514,000 in connection with our INKP-102 research and development.  During the quarter ended March 31, 2005, we incurred an aggregate of $1,769,000 in research and development expenses, approximately $1,322,000 of which was attributable to INKP-102.

          Indirect Costs.  In addition to the direct costs related to the development of our products and product candidates, we incurred indirect non-technology specific overhead costs.  These expenses include the salaries and administrative costs of managing our research and development projects, which for the quarter ended March 31, 2005, equaled approximately $447,000.

Recently Issued Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supercedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating various implementation standards of SFAS No. 123R, including adoption methods and option pricing methodology. Based on the assumptions used in determining disclosure in accordance with SFAS No. 148, our net income for the three-months ended March 31, 2005 would have been a net loss of approximately $79,000 and our net loss for the same period a year ago, would have been approximately $560,000 had we adopted the provisions of SFAS No. 123R.

Back to Index

Certain Risks Related to Our Business

Risks related to our operations

If we do not maintain our profitability or if we incur losses in the future, then the value of our common stock is likely to fall.

          Our first sale of Visicol occurred in January 2001 and our first sale of IB-Stat occurred in June 2002. We have a significant accumulated deficit and have incurred losses and negative cash flow from operations in each year from our inception on July 1, 1993 through December 31, 2003. We achieved profitability and positive cash flow from operations for the first time for the year ended December 31, 2004 and were profitable for the three-months ended March 31, 2005, however, Visicol, INKP-102 and IB-Stat are in various stages of marketing or development and require significant research, development and testing and we may not continue to be profitable. Visicol provides substantially all of our revenues. Our continued success and growth is primarily dependent on the performance of Visicol and secondarily on our ability to acquire or develop new products. If we are unsuccessful in achieving increased revenues through the sale of Visicol or through the sale of newly acquired or developed products, we will not be able to operate profitably in the future. Our common stock is likely to decrease in value if we fail to maintain profits or if the market believes that we are unable to maintain profits.

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

          We market sodium phosphate tablets in the United States under the brand name Visicol, and if approved by the FDA, we intend to market INKP-102 in the United States. Our prospects over the next three to five years are substantially dependent on the successful commercialization of Visicol and INKP-102. We expect to engage in expensive advertising, educational programs and other means to market our current and future products. The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

•	demonstration of their clinical efficacy and safety;

•	successful introduction for new indications;

•	their cost-effectiveness;

•	their potential advantages over alternative treatment methods;

•	new product introductions by our competitors;

•	the marketing and distribution support they receive; and

•	reimbursement policies of government and third-party payors.

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

Back to Index

Failure to manage our growth could increase our expenses faster than our revenue.

          We have experienced significant growth in the number of our employees and the scope of our operations.  Since the May 2002 re-launch of Visicol in the United States, we have grown from 13 employees on May 31, 2002 to approximately 74 on March 31, 2005. This growth has placed a significant strain on our management and operations. Our continued growth might place further strains on our management and operations. Our ability to manage growth effectively will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our employee base.

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

Back to Index

If we do not develop and maintain relationships with manufacturers, then we may not successfully manufacture and sell our products.

          We do not possess the capabilities, resources or facilities to manufacture Visicol, INKP-102 or IB-Stat. We must contract with manufacturers to produce Visicol, INKP-102 and IB-Stat according to government regulations. Our future development and delivery of our marketed products and our product candidate depends on the timely, profitable and competitive performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our marketed products and our product candidate. We may fail to contract with the necessary manufacturers or we may contract with manufacturers on terms that may not be entirely acceptable to us. Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process.

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

          We have contracted with Cardinal Health Packaging Services to package Visicol in a manner that meets FDA requirements. The FDA has approved this facility for the packaging of Visicol. In the event that Cardinal Health Packaging Services were unable to package Visicol for us, the FDA has also approved Fisher Clinical Services, Inc. for packaging of Visicol.  Any failure by our packagers to maintain compliance with FDA standards could result in a supply interruption, which could significantly harm our business

          We are currently working with Wellspring Pharmaceutical Corporation (Wellspring) to manufacture and package INKP-102 in a manner that meets FDA requirements. The FDA has not yet approved the manufacturing processes and facility for packaging at Wellspring. If the FDA does not approve the manufacturing processes and facility for packaging at Wellspring we will not be able to market and sell INKP-102.

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

Back to Index

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

FDA manufacturing approval

          The FDA requires pharmaceutical companies to include detailed manufacturing information in an NDA. The FDA has mandated that all manufacturing facilities and processes comply with good manufacturing practices, commonly known as GMP. GMP is a body of federal regulations and guidelines that govern the manufacture of drugs for human use. For example, all manufacturers must pass manufacturing plant inspections and provide detailed records of manufacturing processes. Among other things, drug manufacturers must demonstrate that:

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

Back to Index

          Since we currently have only one approved manufacturer of Visicol and one manufacturer for IB-Stat, if we are unable to manufacture our products at those manufacturers our financial results could be negatively impacted.

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

Back to Index

          We are developing INKP-102 as a compound for colon cleansing prior to colonoscopy.  We have completed our Phase II and Phase III studies and applied for FDA approval in the second quarter of 2005. We may never receive FDA approval for INKP-102 and without FDA approval, we cannot market or sell INKP-102.

Risks related to our common stock outstanding

If the holders of our outstanding options and warrants exercise them and subsequently sell the common stock they receive upon exercise, the market price of our common stock may drop.

          At March 31, 2005, we had approximately 8,944,000 options and warrants outstanding. Options and warrants give the holder the right to purchase shares of our common stock in the future for a predetermined price which may or may not be below the current market value of our common stock at the time the option or warrant is exercised. In addition, as of March 31, 2005, we had an additional 2,144,000 options available for issuance to employees and consultants, pursuant to our option plans. To date, option and warrant holders have exercised approximately 10,768,000 options and warrants in the aggregate at prices ranging from $0.50 to $5.56. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop.

If our common stock continues to be volatile and thinly traded, our shareholders may not be able to sell their shares when desired.

          The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not be able to sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, as of March 31, 2005, the number of our shares theoretically available for sale in any one day was approximately 49,108,000 shares and our average daily trading volume for the twelve-month period ended March 31, 2005 was approximately 242,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

If our settlement agreement with the class of InKine shareholders who have purportedly been denied preemptive rights does not settle or reach final judgment for damages, or our agreement with a third-party to fund the agreed upon settlement are insufficient to cover the amount of any settlement payment or judgment for damages, then the market price of our common stock may drop.

          On March 15, 2004, we withdrew a public offering of six million shares of our common stock.  The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings.  On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who allege that they were denied certain claimed preemptive rights during the last six years.  As of March 31, 2005, we have incurred $341,000 in expenses related to the withdrawn offering and $590,000 in legal costs related to preemptive rights and the related lawsuit. To date, we have received a $500,000 payment from a third-party as reimbursement for a portion of these costs.  On October 12, 2004, we entered into an agreement with an undisclosed third-party who will fund our settlement of damages and costs incurred in connection with the class action lawsuit.  We have also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders.  We do not anticipate that we or our insurance carriers will bear any costs in connection with the settlement arrangement.  Our settlement and the agreement with the undisclosed third-party is subject to a number of conditions, including final court approval.  At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval.  Accordingly, we have recognized a $200,000 charge for the year ended December 31, 2004 for unreimbursed legal costs incurred up to our insurance deductible.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

          We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2006. The interest rate on our line of credit has fluctuated from 4.51% to 5.00% over the past three-months. There was no outstanding balance on this line of credit at March 31, 2005.

Back to Index

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

          On March 15, 2004, we withdrew a public offering of six million shares of our common stock.  The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings.  On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who allege that they were denied certain claimed preemptive rights during the last six years.  As of March 31, 2005, we have incurred $341,000 in expenses related to the withdrawn offering and $590,000 in legal costs related to preemptive rights and the related lawsuit. To date, we have received a $500,000 payment from a third-party as reimbursement for a portion of these costs.  On October 12, 2004, we entered into an agreement with an undisclosed third-party who will fund our settlement of damages and costs incurred in connection with the class action lawsuit.  We have also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders.  We do not anticipate that we or our insurance carriers will bear any costs in connection with the settlement arrangement.  Our settlement and the agreement with the undisclosed third-party is subject to a number of conditions, including final court approval.  At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval.  Accordingly, we have recognized a $200,000 charge for the year ended December 31, 2004 for unreimbursed legal costs incurred up to our insurance deductible.

Item 2.  Changes in Securities and Use of Proceeds.

          None.

Back to Index

Item 6.  Exhibits.

(a)	Exhibits.

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

* Filed herewith.

Back to Index

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKINE PHARMACEUTICAL
COMPANY, INC.

Date: May 5, 2005	By:	LEONARD S. JACOB M.D.,PH.D.

Leonard S. Jacob, M.D., Ph.D.
Chairman of the Board and
Chief Executive Officer

Date: May 5, 2005	By:	ROBERT F. APPLE

Robert F. Apple
Chief Operating and Financial Officer,
(Authorized Officer and Principal
Financial Officer)

Back to Index

Exhibits Index

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

* Filed herewith.