Form 10-Q
period 2005-06-30
INKINE PHARMACEUTICAL CO INC
filed 2005-08-08
CIK 929547

Click Here for Index

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

     At August 5, 2005, the registrant had outstanding 49,547,805 shares of common stock, par value $.0001 per share.

INKINE PHARMACEUTICAL COMPANY, INC.

Back to Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INKINE PHARMACEUTICAL COMPANY, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004

ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$6,763	$7,859
Short-term investments	6,255	5,194
Accounts receivable	2,550	2,264
Inventory	1,635	1,445
Prepaid expenses and other current assets	468	255

Total current assets	17,671	17,017

Fixed assets	325	311
Deposits	24	56

Total assets	$18,020	$17,384

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,883	$1,766
Accrued expenses	1,852	1,250

Total current liabilities	3,735	3,016

Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 75,000,000 shares; issued 49,127,570 and 49,098,882 shares, respectively	5	5
Less common stock held in treasury (16,515 shares)	(37)	(37)
Additional paid-in capital	83,961	83,899
Deferred compensation	(557)	(673)
Unrealized loss on investments	(4)	(6)
Accumulated deficit	(69,083)	(68,820)

Total shareholders’ equity	14,285	14,368

Total liabilities and shareholders’ equity	$18,020	$17,384

See accompanying notes to unaudited financial statements.

Back to Index

INKINE PHARMACEUTICAL COMPANY, INC.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three-Months Ended June 30,		Six-Months Ended June 30,

	2005	2004	2005	2004

Product revenue	$5,650	$4,891	$10,868	$9,241
Other revenue	—	375	818	658

Revenue	5,650	5,266	11,686	9,899

Cost of goods sold	(862)	(652)	(1,710)	(1,143)

Gross profit	4,788	4,614	9,976	8,756

Cost and expenses:
Research and development	1,993	1,036	3,762	1,958
Sales and marketing	2,621	2,160	4,909	4,109
General and administrative	1,031	692	1,908	1,477
Withdrawn public offering and litigation	(200)	(338)	(200)	229

Operating expenses	5,445	3,550	10,379	7,773

Income (loss) from operations	(657)	1,064	(403)	983

Interest income	82	26	142	36
Interest expense	(2)	(11)	(2)	(18)

Net income (loss)	$(577)	$1,079	$(263)	$1,001

Income (loss) per share- basic and diluted	$(0.01)	$0.02	$(0.01)	$0.02

Weighted average shares outstanding:
Basic	49,111	48,676	49,109	48,611
Diluted	49,111	53,504	49,109	53,737

See accompanying notes to unaudited financial statements.

Back to Index

INKINE PHARMACEUTICAL COMPANY, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six-Months Ended June 30,

	2005	2004

Operating activities:
Net income (loss)	$(263)	$1,001
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	63	72
Amortization of deferred compensation	116	16
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(286)	(582)
(Increase) in inventory	(190)	(723)
(Increase) decrease in prepaid expenses and other assets	(181)	322
Increase in accounts payable and accrued expenses	719	655

Net cash provided by (used in) operating activities	(22)	761

Investing activities:
Purchase of short-term investments	(7,289)	—
Proceeds from maturities and sale of investments	6,230	—
Capital expenditures	(77)	(307)

Net cash used in investing activities	(1,136)	(307)

Financing activities:
Proceeds from exercise of options and warrants – net of expense	62	258

Net cash provided by financing activities	62	258

Net increase (decrease) in cash and cash equivalents	(1,096)	712

Cash and cash equivalents – beginning of period	7,859	10,442

Cash and cash equivalents – end of period	$6,763	$11,154

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

2.	Merger Agreement with Salix Pharmaceuticals, Ltd.

     On June 23, 2005, InKine entered into a definitive agreement and plan of merger, with Salix Pharmaceuticals, Ltd., a Delaware corporation (Salix) and Metal Acquisition Corp., a New York corporation and a wholly-owned subsidiary of Salix (Merger Sub). The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Merger Sub will merge with and into InKine with InKine continuing as the surviving corporation and a wholly-owned subsidiary of Salix. At the effective time and as a result of the merger, each share of InKine’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time will be converted into the right to receive a number of shares of common stock, $0.001 par value per share, of Salix based on an exchange ratio. This exchange ratio will equal $3.55 divided by the average (rounded to the nearest cent) of the per share closing prices of Salix common stock as reported by NASDAQ during the 40 trading days ending two days prior to the closing of the transaction; however, if this average is greater than $20.44, then the exchange ratio will be 0.1737, and if this average is less than $16.00, then the exchange ratio will be 0.2219. Cash will be paid for fractional shares. Consummation of the merger is subject to approval by InKine’s shareholders of adoption of the merger agreement and approval by Salix’s stockholders of the issuance of Salix common shares in the merger, expiration or termination of the Hart-Scott-Rodino waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The merger agreement contains certain termination rights for both Salix and InKine, and further provides that, upon termination of the merger agreement under specified circumstances, either party may be required to pay the other a termination fee of $5,500,000, plus documented out-of-pocket expenses. The merger is expected to be completed in the fourth quarter of 2005, however, we cannot assure you that the merger will be consummated.

3.	Basis of Presentation

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

Back to Index

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

     We maintain an allowance for potential future sales returns. This allowance is evaluated on a quarterly basis based on product characteristics, wholesaler stocking patterns and prescription trends. At June 30, 2005, we had a sales returns allowance of $78,000 that was included in accrued expenses on the balance sheet. The following is an analysis of the sales returns allowance for the six-month period ended June 30, 2005:

Allowance at December 31, 2004	$66,000
Provision for estimated sales returns	629,000
Actual sales returns	(617,000)

Allowance at June 30, 2005	$78,000

6.	Deferred Revenue

     For IB-Stat®, we recognize revenue based on prescription data. This practice will continue until such time as data becomes available that indicates that the product has achieved adequate market acceptance and that future product returns can be reasonably estimated. As a result, we have recorded deferred revenue of $143,000 that was included in accrued expenses on the balance sheet as of June 30, 2005.

7.	Line of Credit

     We have a $5,000,000 line of credit with a financial institution. Under the terms of this arrangement, we make monthly interest-only payments at a variable per annum rate of 2.20%, plus the 30-day Dealer Commercial Paper Rate, with principal due on January 31, 2006. As collateral, we maintain cash and investments of $3,000,000 with the balance of the amount outstanding on the line of credit not to exceed 80% of our less than 90-day accounts receivable balance. There was no outstanding balance on this line of credit at June 30, 2005.

8.	Withdrawn Public Offering and Preemptive Rights Class Action Litigation

     On March 15, 2004, we withdrew a public offering of six million shares of our common stock. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who allege that they were denied certain claimed preemptive rights during the last six years. On October 12, 2004, we entered into an agreement with an undisclosed third-party who agreed to fund our settlement of damages and costs incurred in connection with the class action lawsuit. We also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders. On June 14, 2005, we received final court approval of our settlement and the agreement and on June 27, 2005, we received final reimbursement from the third party for the costs incurred in connection with the litigation, and accordingly, we reversed our $200,000 insurance deductible accrual.

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

Back to Index

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

	Three-Months Ended		Six-Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income (loss) – as reported	$(577)	$1,079	$(263)	$1,001
Deduct: Total stock-based employee compensation	(353)	(520)	(729)	(1,002)

Net income (loss) – pro forma	$(930)	$559	$(992)	$(1)

Income (loss) per share:
Basis and diluted – as reported	$(0.01)	$0.02	$(0.01)	$0.02

Basis and diluted – pro forma	$(0.02)	$0.01	$(0.02)	$0.00

Back to Index

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

Special Note Regarding Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements included in this report relate to our proposed merger with Salix Pharmaceutical, Ltd., including the timing of the consummating of the proposed merger, our gross profit as a percent of product revenue for 2005, the adequacy of our financial resources, our financing strategy, our capital requirements, our product development and sales and marketing expenses and the source of funds for these expenses, our investment portfolio, market risk exposure and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	our limited history of profitability;

•	our dependence on Visicol;

•	our ability to manage rapid growth;

•	the high cost and uncertainties relating to clinical trials;

•	market conditions and technological innovation;

•	the unpredictability of the duration and results of clinical trials and regulatory review;

•	other risks and uncertainties discussed under the caption “Certain Risks Related to Our Business” and elsewhere in this report;

•	our definitive merger agreement with Salix Pharmaceuticals, Ltd.; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

     You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date of this report. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

General

     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing pharmaceutical products for use to diagnose and treat gastrointestinal disorders. Our development strategy has been to acquire late-stage drug candidates with short expected time lines to commercialization. We currently market and sell two pharmaceutical products, Visicol® and IB-Stat®. We are also developing Visicol® for the treatment of constipation. In addition to our marketed products, we are studying INKP-102 as a new generation purgative product.

Back to Index

     The following table outlines our current product pipeline, on which we have focused the majority of our research, development, marketing and sales efforts since inception. The table also sets forth the current development status of our products and product candidates in each targeted therapeutic indication:

Product	Therapeutic Indications		Development Status
Visicol	•	Colon cleansing prior to colonoscopy	FDA approved; marketed product
	•	Constipation	Post-marketing study completed Phase IV completed
INKP-102 (next generation purgative)	•	Colon cleansing prior to colonoscopy	Phase II completed Phase III completed NDA filed
IB-Stat	•	Symptoms associated with Irritable Bowel Syndrome (IBS)	Marketed product
	•	Reduction of bowel motility during certain diagnostic procedures

     On June 23, 2005, InKine entered into a definitive agreement and plan of merger, with Salix Pharmaceuticals, Ltd., a Delaware corporation (Salix) and Metal Acquisition Corp., a New York corporation and a wholly-owned subsidiary of Salix (Merger Sub). The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Merger Sub will merge with and into InKine with InKine continuing as the surviving corporation and a wholly-owned subsidiary of Salix. At the effective time and as a result of the merger, each share of InKine’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time will be converted into the right to receive a number of shares of common stock, $0.001 par value per share, of Salix based on an exchange ratio. This exchange ratio will equal $3.55 divided by the average (rounded to the nearest cent) of the per share closing prices of Salix common stock as reported by NASDAQ during the 40 trading days ending two days prior to the closing of the transaction; however, if this average is greater than $20.44, then the exchange ratio will be 0.1737, and if this average is less than $16.00, then the exchange ratio will be 0.2219. Cash will be paid for fractional shares. Consummation of the merger is subject to approval by InKine’s shareholders of adoption of the merger agreement and approval by Salix’s stockholders of the issuance of Salix common shares in the merger, expiration or termination of the Hart-Scott-Rodino waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), and other customary closing conditions. The merger agreement contains certain termination rights for both Salix and InKine, and further provides that, upon termination of the merger agreement under specified circumstances, either party may be required to pay the other a termination fee of $5,500,000, plus documented out-of-pocket expenses. The merger is expected to be completed in the fourth quarter of 2005, however, we cannot assure you that the merger will be consummated. On July 19, 2005, Salix filed with the Securities and Exchange Commission (SEC) a registration statement on Form S-4 containing a joint proxy statement/prospectus relating to the proposed merger. On July 28, 2005, InKine received notification of early termination of the waiting period under the HSR Act.

     All statements in this report with respect to the nature and needs of our business, our financial prospects and our risks and future development are made based on the assumption that we will be an independently publicly owned company going forward and, therefore, must be considered in light of the proposed merger and the prospects for its consummation.

Critical Accounting Policies and Practices

     In “Cautionary Advice Regarding Disclosures about Critical Accounting Policies” (SEC Release No.33-8040, December 12, 2001), the SEC advised companies to provide more information about a company’s most critical accounting policies, i.e., the specific accounting policies that have the most impact on a company’s results and require the most difficult, subjective or complex judgments by management. We have identified the following accounting policies that may constitute “critical accounting policies,” under the guidance provided by the release:

•	Revenue recognition. Revenue from sales of Visicol is recognized when, pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition,” all four of the following criteria are met: (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed and (iv) collection is reasonably assured. Product demand from our customers during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate inventory positions in the distribution channel. If we believe these levels are too high based on prescription demand, we may not accept purchase orders from or may not ship additional product to our customers until these levels are reduced. Provisions for sales discounts, and estimates for chargebacks, rebates and product returns are established as a reduction of product sales revenues at the time such revenues are recognized. We establish these revenue reductions as our best estimate at the time of sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves. For IB-Stat, we recognize revenue based on prescription data, net of estimated cash discounts. This practice will continue until such time data becomes available that indicates that the product has achieved adequate market acceptance and future product returns can be reasonably estimated. Revenue from service obligations is recognized when the services have been performed. Additionally, in accordance with SAB No. 104, non-refundable, up-front payments where the Company has continuing involvement, are deferred and recognized over the estimated performance period.

Back to Index

•	Stock-based compensation. It is our policy, which is consistent with most public company policies, to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock option plans rather than Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had we applied SFAS No. 148, our net loss for the three and six-month periods ended June 30, 2005, would have been greater and our net income for the three and six-month periods ended June 30, 2004 would have been less.

•	Product returns. It is our policy to estimate and record an allowance for future product returns in connection with our sales of Visicol. We have applied a return rate to our unit sales to provide this allowance under our product return policy. This return rate is calculated based on actual return experience and our monitoring of distribution channels taking into account the expiration dating of Visicol. The product return rate is periodically updated to reflect actual experience and changes to other factors affecting future product returns.

•	Deferred taxes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss (NOL) and research and experimentation credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company’s ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change. We have conducted a study and based on that study we believe that we have undergone an ownership change. We believe that the annual limitation resulting from the ownership change will not limit on an overall basis our ability to utilize our NOL carryforwards in the future if we were to generate sufficient taxable income. Our NOL carryforwards and temporary differences represent a previously unrecognized tax benefit. Recognition of these benefits requires future income. Because the attainment of future income is uncertain, we have established a valuation allowance for the entire amount of the net deferred tax asset.

•	Contingencies. During the year ended December 31, 2004 we have incurred costs and during the year ended December 31, 2004 and the six-month ended June 30, 2005 received reimbursement related to our withdrawn public offering and our ongoing litigation (See Note 8 of accompanying unaudited financial statements). We recognize liabilities for loss contingencies in accordance with Statement on Financial Accounting Standards No. 5, “Accounting for Contingencies.” This statement requires accrual by a charge to income (and disclosure) for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Gain contingencies (third-party reimbursement) are recognized when realized in accordance with Accounting Research Bulletin No. 50, “Contingencies.”

Back to Index

Results of Operations

     Product revenue was $5,650,000 and $10,868,000 for the three and six-month periods ended June 30, 2005, compared to $4,891,000 and $9,241,000 for the same periods a year ago. We estimate that Visicol prescriptions grew by 23% and 25% from the same periods a year ago. We believe the increased prescription levels are driven by the increased market awareness and acceptance of Visicol. In addition to our product revenue, we realized $818,000 in other revenue for the six-month period ended June 30, 2005, which was mostly attributable to a milestone payment received from Zeria Pharmaceutical Company, net of royalty payable to the inventors of Visicol, ALW Partnership.

     Our gross profit was $4,788,000 and $9,976,000 for the three and six-month periods ended June 30, 2005, compared to $4,614,000 and $8,756,000 for the same periods a year ago. Gross profit as a percentage of sales for product revenue was 85% and 84% for the three and six-month periods ended June 30, 2005, compared to 87% and 88% for the same periods a year ago. The decreases in gross profit as a percentage of product sales were the result of increased royalty expense recognized along with distribution costs payable to wholesalers. We expect that gross profit as a percent of product revenue will be approximately 84% to 86% for the 2005 year.

     We incurred research and development expenses of $1,993,000 and $3,762,000 for the three and six-month periods ended June 30, 2005, compared to $1,036,000 and $1,958,000 for the same periods a year ago. The increases were the result of higher development costs associated with the clinical studies and NDA filing for our MCC-free new generation purgative tablet, INKP-102, along with higher costs related to an increased scale of development activity.

     Sales and marketing costs of $2,621,000 and $4,909,000 were incurred for the three and six-month periods ended June 30, 2005, compared to $2,160,000 and $4,109,000 for the same periods a year ago. The increases were the result of continued growth in the size of our sales force, along with increased marketing campaigns related to Visicol. As of June 30, 2005, our sales force covered 50 territories with five district managers, compared to 45 territories and four district managers as of June 30, 2004.

     General and administrative expenses were $1,031,000 and $1,908,000 for the three and six-month periods ended June 30, 2005, compared to $692,000 and $1,477,000 for the same periods a year ago. The increases were the result of higher personnel, patent and insurance costs, along with an increase in legal and accounting fees associated with compliance with the Sarbanes-Oxley Act of 2002.

     During the quarter ended June 30, 2005 we received final court approval in connection with our litigation with a class of holders of InKine equity shares who alleged they were denied certain claimed preemptive rights. In addition, during the quarter ended June 30, 2005, we received final reimbursement from a third-party for costs incurred in connection with the class action litigation and accordingly, we reversed our $200,000 insurance deductible accrual upon receipt of the final reimbursement from the third-party. Prior period amounts represent expenses incurred in connection with the class action litigation, net of reimbursements received from the third-party.

     Interest income was $82,000 and $142,000 for the three and six-month periods ended June 30, 2005, compared to $26,000 and $36,000 for the same periods a year ago. The increases in interest income were the result of increased average cash and short-term investment balances along with higher interest rates compared to the same period a year ago. Interest expense was minimal for the three and six-months ended June 30, 2005 and 2004.

     We incurred losses of $577,000 or $0.01 per share and $263,000 or $0.01 per share for the three and six-month periods ended June 30, 2005, compared to net income of $1,079,000 or $0.02 per share and $1,001,000 or $0.02 per share for the same periods a year ago.

Back to Index

Liquidity and Capital Resources

          At June 30, 2005, we had cash and cash equivalents of $6,763,000 and short-term investments of $6,255,000. Short-term investments are defined as investments purchased with a maturity of more than three months, and mature less than twelve months from the balance sheet date. At June 30, 2005, we had no balance outstanding on our line of credit.

          We believe that our financial resources are adequate for our operations for at least the next 12 months. From time to time we may seek additional capital to fund the possible acquisition or the in-licensing of additional products; the possible acquisition of businesses related to gastrointestinal pharmaceuticals; the marketing and, if necessary, continued development of acquired products; the development and commercialization of new indications for Visicol; research and development related to enhancements of existing products; and general corporate purposes, including working capital. However, the merger agreement with Salix provides that we cannot incur additional indebtedness or issue equity (other than for employee and shareowner plans) or convertible securities without the prior consent of Salix.

          Our future short and long-term capital requirements will depend on numerous factors, including continued marketplace acceptance of our products. To achieve operating profits, we, alone or with others, must successfully market and sell our products. In addition to continued marketplace acceptance of our products, other factors which cannot be quantified and many of which we cannot control will also impact our short and long-term capital requirements, including: continued commercial costs of Visicol, continued progress in our research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, our ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity.

     We are currently developing INKP-102 for cleansing the colon prior to colonoscopy, continuing to develop the use of Visicol for constipation and continuing to market and sell Visicol and IB-Stat to distributors and drug store chains. During 2005, we expect to spend up to $3,400,000 on INKP-102 and $10,000,000 on Visicol sales and marketing costs. These activities will be funded by our current cash balance and future product sales. If product sales fall short of current expectations and we do not close on our pending merger with Salix, or other factors negatively impact our cash balance, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. We may not be able to obtain any additional financing on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate our research, drug discovery or development activities or other aspects of our operations. Our business could be materially and adversely affected as a result.

     Net Cash Used In Operating Activities. Our net use of cash from operating activities for the six-month period ended June 30, 2005 resulted primarily from our increased working capital. Specifically, our accounts receivable and inventory balances increased compared to year-end as a result of the timing of customer payment of receivable balances and production of inventory for future sales to customers. Additionally, we incurred increased research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for INKP-102, sales and marketing costs related to Visicol, compensation of our employees and other administrative costs.

     Net Cash Used In Investing Activities. Cash used in investing activities for the six-month period ended June 30, 2005 related to the purchase of short-term investments, net of maturities and the purchase of computer equipment.

     Net Cash Provided By Financing Activities. Cash provided by financing activities for the six-month period ended June 30, 2005 related to net proceeds from the exercise of stock options.

Research and Development Programs

          We currently have two significant research and development projects relating to Visicol and INKP-102.

          Visicol. We have focused our Visicol research and development on cleansing of the colon prior to colonoscopy and are presently marketing Visicol for that indication. In addition, we have performed studies for Visicol’s use in treating patients with constipation. The current status of these projects is as follows: (i) for cleansing of colon prior to colonoscopy, the FDA has approved both our NDA as well as our SNDA for a reduced microcrystalline cellulose (MCC) formulation and (ii) for treating constipation, we have completed a post-marketing study and a Phase IV study. As of June 30, 2005, we have incurred total costs of approximately $11,744,000 in connection with our Visicol research and development. During the quarter ended June 30, 2005, we did not incur research and development costs attributable to Visicol.

Back to Index

          INKP-102. During 2003, we developed INKP-102, a next generation purgative for cleansing the colon prior to colonoscopy. Batches of this new product have been manufactured and formulated to yield smaller tablets that may be easier to ingest. Additionally, the new product does not contain any MCC, which is a common inert, but highly insoluble, substance used as a tablet binder. We have completed the Phase II and Phase III studies. We have submitted our NDA for FDA approval of this new product using alternative dosing regimens that utilize fewer tablets, and FDA has accepted the NDA for filing. The FDA recently accepted the NDA for filing. As of June 30, 2005, we have incurred total costs of approximately $5,917,000 in connection with our INKP-102 research and development. During the quarter ended June 30, 2005, we incurred an aggregate of $1,993,000 in research and development expenses, approximately $1,403,000 of which was attributable to INKP-102.

          Indirect Costs. In addition to the direct costs related to the development of our products and product candidates, we incurred indirect non-technology specific overhead costs. These expenses include the salaries and administrative costs of managing our research and development projects, which for the quarter ended June 30, 2005, equaled approximately $590,000.

Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”,a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.”This statement supercedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating various implementation standards of SFAS No. 123R, including adoption methods and option pricing methodology. Based on the assumptions used in determining disclosure in accordance with SFAS No. 148, our net loss for the three and six-months ended June 30, 2005 and the six-months ended June 30, 2004 would have been approximately $930,000, $992,000 and $1,000 and our net income for the three-month period ending June 30, 2004 would have been approximately $559,000, had we adopted the provisions of SFAS No. 123R.

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

Back to Index

Our success and revenue currently depend on Visicol and if we do not continue to successfully market Visicol, our revenue might not grow, which could cause our stock price to decline.

     We market sodium phosphate tablets in the United States under the brand name Visicol, and if approved by the FDA, we intend to market INKP-102 in the United States. Our future prospects are substantially dependent on the successful commercialization of Visicol and INKP-102. We expect to engage in expensive advertising, educational programs and other means to market our current and future products. The degree of market acceptance of our products among physicians, patients, healthcare payors and the medical community will depend upon a number of factors including:

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

     We have experienced significant growth in the number of our employees and the scope of our operations. Since the May 2002 re-launch of Visicol in the United States, we have grown from 13 employees on May 31, 2002 to approximately 72 on June 30, 2005. This growth has placed a significant strain on our management and operations. Our continued growth might place further strains on our management and operations. Our ability to manage growth effectively will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our employee base.

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

Back to Index

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

     We currently maintain insurance for product liability claims. We have no way of knowing if these amounts will be adequate to cover any product liability claims filed against us. If we do not or cannot maintain adequate insurance coverage, we may incur a significant liability if a product liability claim arises. Moreover, actual or alleged undesirable side effects or injuries related to our products or product candidate may interfere with the commercialization of our products and the development of our product candidate.

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

Back to Index

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

          Most of these entities have substantially greater financial, technical, manufacturing, sales, marketing, distribution and other resources. The financial strength of competitors is particularly important in the pharmaceutical industry, where technological innovations occur rapidly. These technological innovations can dramatically affect the price and effectiveness of a product line and can render a competing product line obsolete. Our competitors that have strong financial resources may develop competitive products that are cheaper and more effective than our products. These competitive products may render our products unmarketable or non-competitive. Even if our competitors do not develop better and more cost effective products, they may manufacture and market their products more successfully than us. Therefore, our competitors may capture all or a large segment of our market, severely restricting our ability to maintain a profitable level of product sales. In addition, other products are in research and development by competitors that address the diseases and diagnostic procedures being targeted by our products.

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

Back to Index

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

     Development, manufacture and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries. This regulation could require us to incur significant unexpected expenses or delay or limit our ability to sell our products. Our clinical studies of Visicol for constipation, INKP-102 for colon cleansing prior to colonoscopy, or any other product or product candidate might be delayed or halted, or additional clinical studies may be required, for various reasons, including:

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

Back to Index

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

Back to Index

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

     We are developing INKP-102 as a compound for colon cleansing prior to colonoscopy. We have completed our Phase II and Phase III studies and have applied for FDA approval. We may never receive FDA approval for INKP-102 and without FDA approval, we cannot market or sell INKP-102.

Risks related to our common stock outstanding

If the holders of our outstanding options and warrants exercise them and subsequently sell the common stock they receive upon exercise, the market price of our common stock may drop.

     At June 30, 2005, we had approximately 9,055,000 options and warrants outstanding. Options and warrants give the holder the right to purchase shares of our common stock in the future for a predetermined price which may or may not be below the current market value of our common stock at the time the option or warrant is exercised. In addition, as of June 30, 2005, we had an additional 1,746,000 options available for issuance to employees and consultants, pursuant to our option plans. To date, option and warrant holders have exercised approximately 10,771,000 options and warrants in the aggregate at prices ranging from $0.50 to $5.56. The exercise of these outstanding warrants and options and the sale of the related shares may cause our common stock price to drop.

If our common stock continues to be volatile and thinly traded, our shareholders may not be able to sell their shares when desired.

     The market price of our common stock, similar to other public pharmaceutical or biotechnology companies, has been volatile and may remain volatile for the foreseeable future. Our shareholders may not be able to sell their shares when they desire because the stock price is highly volatile and the stock is not widely traded. For example, as of June 30, 2005, the number of our shares theoretically available for sale in any one day was approximately 49,111,000 shares and our average daily trading volume for the twelve-month period ended June 30, 2005 was approximately 252,000 shares. If our stock continues to trade thinly, our shareholders may not be able to sell their shares when desired.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk associated with changes in interest rates on our line of credit and certain investments. We do not manage the risk of fluctuations in interest rates associated with the line of credit, as it is a short-term borrowing with a maturity date in 2006. The interest rate on our line of credit has fluctuated from 5.11% to 5.54% over the past three-months. There was no outstanding balance on this line of credit at June 30, 2005.

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

Back to Index

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

     On March 15, 2004, we withdrew a public offering of six million shares of our common stock. The decision to withdraw the offering was made when it came to our attention that our certificate of incorporation did not contain any provision exempting us from providing preemptive rights in connection with certain securities offerings. On March 19, 2004, a purported class action lawsuit, naming us as the defendant, was filed in the Court of Common Pleas, Philadelphia County, on behalf of a putative class of holders of InKine equity shares who allege that they were denied certain claimed preemptive rights during the last six years. On October 12, 2004, we entered into an agreement with an undisclosed third-party who agree to fund our settlement of damages and costs incurred in connection with the class action lawsuit. We also entered into, and filed with the Court of Common Pleas, Philadelphia County, a settlement agreement with the class of InKine shareholders. On June 14, 2005, we received final court approval of our settlement and the agreement and on June 27, 2005, we received final reimbursement from the third party for the costs incurred in connection with the litigation.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

     Our annual meeting of shareholders was held on June 8, 2005. At this meeting, our shareholders:

     (i)      Approved the election of seven (7) directors.

     The number of votes cast for, and withheld from, each nominee is set forth below.

	For	Withheld

Leonard S. Jacob, M.D., Ph.D.	45,168,317	1,055,677
Robert F. Apple	44,745,673	1,478,321
William Harral III	45,286,549	937,445
John R. Leone	45,287,974	936,020
Steven B. Ratoff	44,839,871	1,384,123
Norman D. Schellenger	44,833,996	1,389,998
Thomas P. Stagnaro	44,773,253	1,450,741

Back to Index

     (ii)      Adopted the InKine Pharmaceutical Company, Inc. Long Term Incentive Plan.

For	Against	Abstain	Broker Non-Votes

16,551,073	2,677,607	183,073	26,812,241

     (iii)      Ratified the election of KPMG, LLP as our independent auditors for the year ending December 31, 2005.

For	Against	Abstain

45,720,326	452,634	51,034

Item 6. Exhibits.

(a)	Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated herein by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

2.1 Agreement and Plan of Merger by and among InKine Pharmaceutical Company, Inc., Salix Pharmaceuticals, Ltd. and Metal Acquisition Corp., dated as of June 23, 2005 (Exhibit 2.1) (1)

10.1 InKine Pharmaceutical Company, Inc. Long-Term Incentive Plan (Exhibit 10.1) (2)

10.2 Offer Letter, dated January 18, 2005, between InKine Pharmaceutical Company, Inc. and John M. Cullen, Ph.D., J.D. (Exhibit 10.1) (3)

10.3 InKine Pharmaceutical Company, Inc. Retention Bonus Plan (Exhibit 10.1) (1)

10.4 InKine Pharmaceutical Company, Inc. Severance Pay Plan (Exhibit 10.2) (1)

10.5 Description of Management Incentive Bonuses (Exhibit 10.3) (1)

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

32.2* Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________
* Filed herewith.
(1) Filed as an exhibit and incorporated by reference to the Company’s Current Report on Form 8-K filed June 29, 2005.
(2) Filed as an exhibit to and incorporated by reference from the Company’s Current Report on Form 8-K filed June 14, 2005.
(3) Filed as an exhibit and incorporated by reference to the Company’s Current Report on Form 8-K filed June 23, 2005.

Back to Index

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKINE PHARMACEUTICAL
COMPANY, INC.

Date: August 8, 2005	By: LEONARD S. JACOB M.D.,PH.D.
Leonard S. Jacob, M.D., Ph.D.
Chairman of the Board and
Chief Executive Officer

Date: August 8, 2005	By: ROBERT F. APPLE
Robert F. Apple
Chief Operating and Financial Officer,
(Authorized Officer and Principal
Financial Officer)

Back to Index

Exhibits Index

31.1*       Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*       Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*       Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*       Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________

* Filed herewith.